Form 10-Q
period 2010-06-30
Northumberland Resources, Inc.
filed 2010-08-13
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-165373

NORTHUMBERLAND RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0628594

(IRS Employer Identification Number)

357 University Ave.

Charlottetown , Prince Edward Island, Canada C1A 4M9

(Address of principal executive offices)

(902) 314-8585

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,627,500 shares of common stock issued and outstanding as of August 6, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$ 13,910	$ 35,197
Total current assets	13,910	35,197
Total assets	$ 13,910	$ 35,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 5,281	$ -
Total current liabilities	5,281	-
Total liabilities	5,281	-

Commitments

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 5,627,500 shares issued and outstanding	5,628	5,628
Additional paid in capital	40,422	40,422
Deficit accumulated during the exploration stage	(37,421)	(10,853)
Total stockholders’ equity	8,629	35,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 13,910	$ 35,197

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2010 and

for the periods from June 22, 2009 (Inception) through June 30, 2009 and 2010

(unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010	Inception through June 30, 2009	Inception through June 30, 2010
Operating expenses:
General and administrative expenses	$ 12,677	$ 26,568	$ -	$ 29,621
Impairment	-	-	-	3,500
Exploration costs	-	-	-	4,300
Total operating expenses	12,677	26,568	-	37,421

Net loss	$ (12,677)	$ (26,568)	$ -	$ (37,421)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,627,500	5,627,500	-

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and

for the periods from June 22, 2009 (Inception) through June 30, 2009 and 2010

(unaudited)

	Six months ended June 30, 2010	Inception through June 30, 2009	Inception through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,568)	$ -	$ (37,421)
Adjustments to reconcile net loss to cash used by operating activities:

Impairment	-	-	3,500

Net change in:
Accounts payable and accrued liabilities	5,281	-	5,281
CASH FLOWS FROM OPERATING ACTIVITIES	(21,287)	-	(28,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	-	(3,500)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	46,050
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	46,050

NET INCREASE (DECREASE) IN CASH	(21,287)	-	13,910
Cash, beginning of period	35,197	-	-
Cash, end of period	$ 13,910	$ -	$ 13,910

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Northumberland Resources, Inc. (“Northumberland”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1/A on July 2, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2009 as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

Northumberland has recurring losses and has a deficit accumulated during the exploration stage of $37,421 as of June 30, 2010.  Northumberland's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Northumberland has no current source of revenue. Without realization of additional capital, it would be unlikely for Northumberland to continue as a going concern.  Northumberland’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Northumberland’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests or otherwise.

NOTE 3 – COMMITMENTS

Northumberland neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $80,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2011. As of June 30, 2010, the amount outstanding under the shareholder loan was $ nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2009.

Overview

We are in the business of precious minerals exploration. We currently own four mineral claims, collectively named the “BARD 1-4 Property,” situated in the Paymaster Canyon area of Esmeralda County in west-central Nevada. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

The BARD 1-4 Property is the subject of a geological report prepared by James W. McLeod, P. Geo., dated July 18, 2009. According to the report, the base and precious metal deposit types that historically predominate in the general area of the BARD 1-4 Property are the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization.

There is no assurance that a commercially viable precious minerals deposit exists on the BARD 1-4 Property.

Plan of Operation

Our plan of operations is to carry out exploration of the BARD 1-4 Property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In his geological report, Mr. McLeod recommends a three phase process of exploration.  We have not yet commenced the initial phase of exploration.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of that program.

We expect to complete Phase One and (if warranted by results from phase One explorations) Phase Two explorations within the next 12 months. Our business plans after the next 12 months will depend upon the results from preceding exploration activities. Assuming Phase Three exploration activities are warranted by the results from Phase Two exploration activities, we will execute Phase Three exploration plans after the next 12 months.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. This will necessitate raising additional funds, as the funds available to us through equity investments and shareholder loan commitments will not be sufficient to carry us forward.

If our exploration activities indicate that there are no commercially viable gold deposits on our mineral claim, we will abandon the claim and stake a new claim to explore in Nevada. We will continue to stake and explore claims in Nevada as long as we can afford to do so.

Results of Operations

Three Months Ended June 30, 2010

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $12,677 for the same period.

Net Loss

We incurred a net loss from operations of $12,677 during the three months ended June 30, 2010.

Six Months Ended June 30, 2010

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $26,568 for the same period.

Net Loss

We incurred a net loss from operations of $26,568 during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2010 consisted of $13,910 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

Under the shareholder loan facility from B. Geoffrey Scales, loan advances to or on behalf of the Company bear interest at 5% per annum, calculated and compounded annually, not in advance. The Company is required to repay the outstanding principal and interest at any time after June 30, 2011, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of June 30, 2010.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable exploration stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2010, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation of Northumberland Resources, Inc.*

3.2

Bylaws of Northumberland Resources, Inc.*

31.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form S-1 filed March 9, 2010 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES, INC.

/s/  B. Geoffrey Scales

B. Geoffrey Scales

President (Principal Executive Officer) and Treasurer (Principal Financial Officer)

August 13, 2010