Form 10-Q
period 2010-09-30
Northumberland Resources, Inc.
filed 2010-11-10
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(902) 314-8585

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [√ ] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,627,500 shares of common stock issued and outstanding as of November 10, 2010.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash	$ 485	$ 35,197
Total current assets	485	35,197
Total assets	$ 485	$ 35,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 1,255	$ -
Total current liabilities	1,255	-
Total liabilities	1,255	-

Commitments

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 100,000,000 shares authorized, 5,627,500 shares issued and outstanding	5,628	5,628
Additional paid in capital	40,422	40,422
Deficit accumulated during the exploration stage	(46,820)	(10,853)
Total stockholders’ equity (deficit)	(770)	35,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 485	$ 35,197

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and nine months ended September 30, 2010 and the three months ended September 30, 2009 and

the periods from June 22, 2009 (Inception) through September 30, 2009 and 2010

(unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Inception through September 30, 2009	Inception through September 30, 2010
Operating expenses:
General and administrative expenses	$ 9,399	$ -	$ 35,967	$ -	$ 39,020
Impairment	-	-	-	-	3,500
Exploration costs	-	-	-	-	4,300
Total operating expenses	9,399	-	35,967	-	$ 46,820

Net loss	$ (9,399)	$ -	$ (35,967)	$ -	$ (46,820)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,627,500	3,500,000	5,627,500	3,500,000

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and

for the periods from June 22, 2009 (Inception) through September 30, 2009 and 2010

 (unaudited)

	Nine months ended September 30, 2010	Inception through September 30, 2009	Inception through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (35,967)	$ -	$ (46,820)
Adjustments to reconcile net loss to cash used by operating activities:

Impairment	-	-	3,500

Net change in:
Accounts payable and accrued liabilities	1,255	-	1,255
CASH FLOWS FROM OPERATING ACTIVITIES	(34,712)	-	(42,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	-	(3,500)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	39,600	46,050
CASH FLOWS FROM FINANCING ACTIVITIES	-	39,600	46,050

NET INCREASE (DECREASE) IN CASH	(34,712)	39,600	485
Cash, beginning of period	35,197	-	-
Cash, end of period	$ 485	$ 39,600	$ 485

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

NORTHUMBERLAND RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Northumberland Resources, Inc. (“Northumberland”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1/A on July 2, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2009 as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

Northumberland has recurring losses and has a deficit accumulated during the exploration stage of $46,820 as of September 30, 2010.  Northumberland's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Northumberland has no current source of revenue. Without realization of additional capital, it would be unlikely for Northumberland to continue as a going concern.  Northumberland’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Northumberland’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests or otherwise.

NOTE 3 – COMMITMENTS

Northumberland neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $80,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2011. As of September 30, 2010, the amount outstanding under the shareholder loan was $ nil.

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

Three Months Ended September 30, 2010

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $9,399 for the same period.

Net Loss

We incurred a net loss from operations of $9,399 during the three months ended September 30, 2010.

Nine Months Ended September 30, 2010

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $35,967 for the same period.

Net Loss

We incurred a net loss from operations of $35,967 during the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2010 consisted of $485 in cash and a shareholder loan facility from a director and principal shareholder.

Under the $80,000 shareholder loan facility from B. Geoffrey Scales, loan advances to or on behalf of the Company bear interest at 5% per annum, calculated and compounded annually, not in advance. The Company is required to repay the outstanding principal and interest at any time after June 30, 2011, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of September 30, 2010.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2010, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

November 10, 2010