Form 10-K
period 2010-12-31
Northumberland Resources, Inc.
filed 2011-04-15
CIK 1486597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-53284

NORTHUMBERLAND RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0628594

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 N. Green Valley Pkwy. Ste 200-258,
Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 335-0356

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐ Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

5,627,500 common shares at $0.50 = $2,813,750 which is the first quotation posted on the Over-the-Counter Bulletin Board (“OTC-BB” under the symbol “NHUR”)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,627,500 common shares issued and outstanding as of February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may”, “should”, “plan”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

●	Our future exploration programs and results,

●	Our future capital expenditures, and

●	Our future investments in and acquisitions of mineral resource properties.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including

●	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;

●	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration activities;

●	risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our limited history;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration project;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	the risks in the section entitled “Risk Factors”,

any of which may cause our  company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “Northumberland” mean Northumberland Silver Corp. unless otherwise indicated.

GLOSSARY OF EXPLORATION TERMS

The following terms, when used in this report, have the respective meanings specified below:

Amortization - The gradual and systematic writing off of a balance in an account over an appropriate period.

Amphibolite - A gneiss or schist largely made up of amphibole and plagioclase minerals.

Anomaly - Any departure from the norm which may indicate the presence of mineralization in the underlying bedrock.

Assay - A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Assessment work - The amount of work, specified by mining law, that must be performed each year in order to retain legal control of mining claims.

Base metal - Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Bedding - The arrangement of sedimentary rocks in layers.

Biotite - A platy magnesium-iron mica, common in igneous rocks.

Chalcopyrite - A sulphide mineral of copper and iron; the most important ore mineral of copper.

Chip sample - A method of sampling a rock exposure whereby a regular series of small chips of rock is broken off along a line across the face.

Claim - A portion of land held either by a prospector or a mining company. In Canada, the common size is 1,320 ft. (about 400 m) square, or 40 acres (about 16 ha).

Clay - A fine-grained material composed of hydrous aluminum silicates.

Cleavage - The tendency of a mineral to split along crystallographic planes.

Contact - A geological term used to describe the line or plane along which two different rock formations meet.

Contact metamorphism - Metamorphism of country rocks adjacent to an intrusion, caused by heat from the intrusion.

Country rock - Loosely used to describe the general mass of rock adjacent to an orebody. Also known as the host rock.

Crosscut - A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Development - Underground work carried out for the purpose of opening up a mineral deposit. Includes shaft sinking, crosscutting, drifting and raising.

Diorite - An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.

Drift - A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

Exploration - Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

Face - The end of a drift, crosscut or stope in which work is taking place.

Felsic - Term used to describe light-colored rocks containing feldspar, feldspathoids and silica.

Fracture - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Geochemistry - The study of the chemical properties of rocks.

Geology - The science concerned with the study of the rocks which compose the Earth.

Gneiss - A layered or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.

Greenstone belt - An area underlain by metamorphosed volcanic and sedimentary rocks, usually in a continental shield.

Host rock - The rock surrounding an ore deposit.

Igneous rocks - Rocks formed by the solidification of molten material from far below the earth’s surface.

Intrusive - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lava - A general name for the molten rock ejected by volcanoes.

Lens - Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

Limestone - A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode - A mineral deposit in solid rock.

Mafic - Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

Magma - The molten material deep in the Earth from which rocks are formed.

Magnetic survey - A geophysical survey that measures the intensity of the Earth’s magnetic field.

Metamorphic rocks - Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

Metamorphism - The process by which the form or structure of rocks is changed by heat and pressure.

Mineral - A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Net smelter return - A share of the net revenues generated from the sale of metal produced by a mine.

Option - An agreement to purchase a property reached between the property vendor and some other party who wishes to explore the property further.

Ore - A mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.

Orebody - A natural concentration of valuable material that can be extracted and sold at a profit.

Outcrop - An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.

Plug - A common name for a small offshoot from a large body of molten rock.

Plutonic - Refers to rocks of igneous origin that have come from great depth.

Pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as “fool’s gold”.

Pyrrhotite - A bronze-colored, magnetic iron sulphide mineral.

Quartz - Common rock-forming mineral consisting of silicon and oxygen.

Quartzite - A metamorphic rock formed by the transformation of a sandstone by heat and pressure.

Reclamation - The restoration of a site after mining or exploration activity is completed.

Resource - The calculated amount of material in a mineral deposit, based on limited drill information.

Rock - Any natural combination of minerals; part of the earth’s crust.

Royalty - An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Sample - A small portion of rock or a mineral deposit taken so that the metal content can be determined by assaying.

Sampling - Selecting a fractional but representative part of a mineral deposit for analysis.

Sandstone - A sedimentary rock consisting of grains of sand cemented together.

Schist - A foliated metamorphic rock the grains of which have a roughly parallel arrangement; generally developed by shearing.

Sedimentary rocks - Secondary rocks formed from material derived from other rocks and laid down under water. Examples are limestone, shale and sandstone.

Shaft - A vertical or inclined excavation in rock for the purpose of providing access to an orebody. Usually equipped with a hoist at the top, which lowers and raises a conveyance for handling workers and materials.

Shale - Sedimentary rock formed by the consolidation of mud or silt.

Shear or shearing - The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Shear zone - A zone in which shearing has occurred on a large scale.

Silica - Silicon dioxide. Quartz is a common example.

Siliceous - A rock containing an abundance of quartz.

Sill - An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

Silt - Muddy deposits of fine sediment usually found on the bottoms of lakes.

Spot price - Current delivery price of a commodity traded in the spot market.

Stope - An excavation in a mine from which ore is, or has been, extracted.

Strike - The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.

Sulphide - A compound of sulphur and some other element.

Trench - A long, narrow excavation dug through overburden, or blasted out of rock, to expose a vein or ore structure.

Tuff - Rock composed of fine volcanic ash.

Vein - A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.

Volcanic rocks - Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano.

Zone - An area of distinct mineralization.

PART I

Item 1.  Business.

Overview

We were incorporated in the State of Nevada on June 22, 2009, and established a fiscal year end of December 31. Our statutory registered agent’s office is located at 701 N. Green Valley Pkwy., Ste 200-258, Henderson, NV 89074 and our business office is located at 7230 Indian Creek Ln., Ste 201, Las Vegas, NV 89149. Our telephone number is (702) 335-0356.

We are a start-up, exploration stage company engaged in the search for gold, silver, oil, gas and related minerals. Our mineral properties are without known reserves and our proposed program is explanatory in nature. There is no assurance that commercially viable mineral deposits exist on our mineral properties. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Our Current Business – Mineral Exploration

We are in the business of precious minerals exploration. We fomerley own four mineral claims, collectively named the “BARD1-4 Property,” situated in the Paymaster Canyon area of Esmeralda County in west-central Nevada. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

The BARD 1-4 Property was the subject of a geological report prepared by James W. McLeod, P. Geo., dated July 18, 2009. According to the report, the base and precious metal deposit types that historically predominate in the general area of the BARD 1-4 Property are the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization. The primary focus of our planned exploration activities was to find commercially viable deposits of gold.

There was no indications that a commercially viable precious minerals deposit existed on the BARD 1-4 Property and the leases were not renewed when they came due.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Management determined that no further work on these properties was warranted. If our exploration activities indicate that there are no commercially viable gold deposits on our mineral claim, we will abandon the claim and stake a new claim to explore in Nevada. The Bard 1-4 claims were abandoned. We will continue to stake and explore claims in Nevada as long as we can afford to do so.

To date, we have raised $346,050 through the offer and sale of shares of our common stock pursuant to an exemption from registration provided by Regulation S promulgated under the Exchange Act. The following table summarizes the date of the offerings, the price per share paid, the number of shares sold and the amount raised for each offering.

Closing Date of Offering	The Price per Share Sold	Number of Shares Sold	Amount Raised
September 8, 2009	$0.001	3,500,000	$3,500
November 30, 2009	$0.02	2,127,500	$42,550
March 30, 2011	$0.55	545,455	$300,000

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion by our auditors and rely upon the sale of our securities and shareholder loan commitments to fund operations.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in mineral resource exploration companies. The presence of competing mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

Any operations at the our mineral properties will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at our mineral properties may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our mineral properties or surrounding areas.

Employees

At present, we have no employees.  We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers receive $1,000 per month as directors fees but do not have an employment agreement with us.

Item 1A  Risk Factors

Risks Associated with our Business

We are an exploration stage company, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated in the State of Nevadaon June 22, 2009, and have only started our proposed business but have not realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4546,050. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find a profitable exploration property;
●	our ability to generate revenues; and
●	our ability to reduce exploration costs.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky.  We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property.  Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

We have no known mineral reserves and we may not find any gold , silver, oil or gas if we find gold, silver, oil or gas it may not be in economic quantities. If we fail to find any gold, silver, oil or gas  or if we are unable to find gold, silver, oil or gas in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Even if we find gold, silver, oil or gas it may not be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold, silver, oil or gas in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any gold, silver, oil or gas is recoverable, we do not know that this can be done at a profit. Failure to locate gold, silver, oil or gas in economically recoverable quantities will cause us to suspend operations.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

We may be adversely affected by fluctuations in ore, precious metal, oil and gas prices.

The value and price of our shares of common stock, our financial results, and our exploration, development and mining activities, if any, may be significantly adversely affected by declines in the price of precious metals, ore, or oil and gas.  Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

The prices used in making resource estimates for mineral projects are disclosed, and generally use significantly lower metal prices than daily metals prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated resource quantities, which are affected by a number of additional factors. For example, a 10% change in price may have little impact on the estimated resource quantities, or it may result in a significant change in the amount of resources.

Transportation difficulties and weather interruptions may affect and delay proposed mining operations and impact our proposed business.

Our mineral properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow in the winter, which could at times hamper accessibility depending on the winter season precipitation levels. As a result, our exploration plans could be delayed for several months each year.

Supplies needed for exploration may not always be available.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our proposed business plans.

Management will devote only a limited amount of time to Northumberland’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Fr. Fortunato Villamagna will be devoting approximately 10-20 hours per week to Nothumberland’s business. Failure of our management to devote a sufficient amount of time to our business plans may adversely affect the success of our business.

Management lacks formal training in mineral exploration.

Our officers and directors have no professional accreditation or formal training in the business of exploration. With no direct training or experience in these areas our management may not be fully aware of many of the specific requirements related to working within this industry. Decisions so made without this knowledge may not take into account standard engineering management approaches that experienced exploration corporations commonly make. Consequently, our business, earnings and ultimate financial success could suffer irreparable harm as a result of management’s lack of experience in the industry. Thus, we will retain such technical experts as are required to provide professional and technical guidance.

We require substantial funds merely to determine if mineral reserves exist on our mineral properties.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the products to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

Risks Associated with our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

A limited number of shares of our common stock have been traded on the OTC Bulletin Board. As a result, our stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, shares of our common stock. This severely limits the liquidity of shares of our common stock and has a material adverse effect on the market price for shares of our common stock and on our ability to raise additional capital. An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained, and as a result, investors may not be able to resell shares of our common stock that they have purchased and may lose all of their investment.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price.  This may never happen and investors may lose all of their investment in our company.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 5,627,500 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock.  If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  As a result, our business may suffer, and not be successful and we may go out of business.  We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our stock is a penny stock.  Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Risks Related to our Financial Results and Need for Additional Financing

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report, included in this annual report that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $35,197 and $10,853, respectively, for the fiscal years ended December 31, 2010 and 2009. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, exploration and development efforts.

In addition to our current accumulated deficit, we expect to incur additional losses in the foreseeable future. Until we are able to determine if there are mineral deposits available for extraction on our properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our exploration and development activities. There is no assurance that we will not incur additional and unplanned expenses during our continuing exploration and development activities. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the exploration, development and research of our properties, and as a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We are incurring increased costs as a result of being a publicly-traded company.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs and/or whether we will be able to raise the funds necessary to meet the cash requirements for these costs.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations.  We have never had significant operations and have no significant assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and is in the exploration stage.  The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2  Properties.

Principal Office

Our principal office is located at 7230 Indian Creek Ln. Ste 201, Las Vegas, NV 89149. Our telephone number is (702) 335-0356. On February 1, 2011 we entered into an office rent agreement at $400 per month for the principal office space. The term of the agreement is for twelve months starting from February 1, 2011. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

Our Mineral Properties

We formerly owned a 100% interest in a mineral claim known as the BARD 1-4 Property, located in Nevada. The BARD 1-4 Property was without known reserves. Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Management has determined that no further work on the Bard 1-4 properties is warranted and the leases have not been renewed and the properties were abandoned.

Subsequent to our December 31, 2010 year end the Company purchased at auction four oil leases on 400 acres in Pratt County KS upon which are seven producing wells and four shut-in wells. The historical production for 2010 was an average of 6 barrels of oil per day total production.  There are no guarantees that production will remain at these levels, but management will determine if further work on these wells is warranted in order to increase production. The Company has contracted with James Melland P.E., P.G. of Melland Engineering, Inc. to review the wells.

About Our Mineral Claims

Our oil and gas leases are unencumbered and in good standing and there are no third party conditions which affect them other than conditions defined by the federal government. We have no insurance covering the claim.

Previous operations

The Company acquired the Harrel D oil lease located on  160 acres in Pratt County KS. The Harrel D wells # 3, 7 and 9 from which two barrels of oil per day have been pumped for the past 20 years.  The Company also purchased the Keyes # 1 well producing 2.5 BOPD; the Thompson #1 well that is currently shut-in, but formerly produced .75 BOPD and will need to be re-opened; and the Mason #1, 2a, 3 and 4 wells that produce a cumulative 3 BOPD.

Plant and equipment

There are pumping units, battery units, pipes and tubing adequate for maintaining continuous flow on the properties.

Cost of Property

The aggregate cost of the acquisition of the four oil leases was $260,000.

Agreements

We have a 100% Working Interest (WI) and a 70% Net Revenue Interest (NRI) in the Harrel D wells. We have the same 100% WI and 70% NRI in the Keyes and Thompson wells. We have a 100% WI and a 74.5% NRI on the Mason wells.  Our operator and pumper is the REH Oil and Gas LLC in Pratt KS and the purchaser of our crude oil production is Parnon Gathering Inc.

Item 3.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Northumberland.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NHUR”.  Our CUSIP number is 667133-102. The quotation was first posted at the opening on July 16, 2010 with an opening bid of $0.50.

Holders of our Common Stock

As of the date of this report the shareholders’ list of our common shares showed 41 39 registered shareholders holding 5,627,000 shares; there are no shares held by broker-dealers. There are 5,627,000 shares outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K. On March 15, 2011 the Board of Directors approved the selling of up to 2,000,000 common shares of the Company and on March 30, 2011 an unaffiliated subscriber purchased 545,455 shares with proceeds to the Company of $300,000.  These shares have not yet been issued.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are a start-up, exploration stage company engaged in the search for gold, silver oil and gas. Our business plan is to proceed with exploration of the Pratt County Oil & Gas  projects to determine if further drilling and/or using techniques to increase the flow of crude oil from our existing wells.  Determination of whether or not to proceed will be provided by Melland engineering LLC of McPherson KS.

Employees

We intend to continue to use the services of subcontractors for manual labor work and an engineer or geologist to manage the development program.We have retained James Melland P.E., P.G. as senior geological/engineering consultant.

At present, we have no employees.  We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers receive a directors fee of $1,000 per month. But do not have an employment agreement with us.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Results of Operations

	Year Ended
	December 31,
	2010	2009
Revenue	$-	$-
Operating Expenses	$35,197	$10,853
Net Profit (Loss)	$35,197	$10,853

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the years ended December 31, 2010 and 2009 are outlined in the table below:

	Year Ended
	December 31,
	2010	2009
Professional fees	$13,629	$-
Exploration of resource property	-	4,300
Impariment of mining claims	-	3,500
General and administrative expenses	21,568	3,053
Total Operating Expenses	$35,197	$10,853

Operating expenses for the year ended December 31, 2010, increased by 24,344 as compared to 2009, primarily as a result of the commencement of our business plan.

During the year ended December 31, 2010, Northumberland incurred operating expenses of $35,197as compared to $10,853 for 2009 and a total of $46,050 for the period from inception on June 22, 2009, to December 31, 2010. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Northumberland incurred $13,629 in professional fees for the fiscal year ended on December 31, 2010, as compared to $-0- for the previous fiscal year. From inception to December 31, 2010, we have incurred $13,629 in professional fees mainly spent on legal and accounting matters. This expense category will vary annually depending on corporate capital raising activities.

EXPLORATION OF RESOURCE PROPERTIES COSTS: We incurred $-0- in mineral interest acquisition and exploration costs for the year ended December 31, 2010 compared to $4,300 for the year ended December 31, 2009. For the period June 22, 2009 (inception) through December 31, 2010, $4,300 was recorded for exploration work on our optioned projects. This category will vary from year to year dependent on the exploration activities of the Company.

IMPAIRMENT OF MINING CLAIMS:  During 2009 management determined that the carrying value of the claims be impaired to a net book value of $-0-.  This resulted in the Company recognizing a $3,500 impairment charge recorded in operating expenses for the year ended December 31, 2009.  No impairments were recorded in 2010 or any prior periods.

GENERAL AND ADMINISTRATIVE EXPENSES:  Northumberland incurred $21,568 in general and administrative expenses during the fiscal year ended December 31, 2010 as compared to $3,053 in 2009.  Since inception through December 31, 2010 the Company has incurred a total of $24,621.

RESEARCH AND DEVELOPMENT: Northumberland has not incurred any expenses for research and development since inception on June 22, 2009.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2010, and none were incurred in the previous fiscal year which ended on December 31, 2009. From inception to December 31, 2009, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date or from the date of inception.

At the end of the fiscal year under review, December 31, 2010, and as of the date of this report, Northumberland had 5,627,500 common shares issued and outstanding.

Liquidity and Financial Condition

Working Capital

	December 31,
	2010	2009
Current Assets	$-	$35,197
Current Liabilities	-	-
Working Capital	$-	$35,197

Cash Flows

	Year Ended
	December 31,
	2010	2009
Net Cash Used in Operating Activities	$(35,197)	$(7,353)
Net Cash Provided by (Used In) Investing Activities	-	(3,500)
Net Cash Provided by Financing Activities	-	46,050
Effect of Exchange Rate Changes	-	-
Increase In Cash During The Period	$(35,197)	$35,197

Since inception we have used common stock to raise money for our optioned mineral acquisitions and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2010 was $-0-.    In the fiscal year ended December 31, 2009, net cash flows from financing activities totaled $46,050-.  Net cash provided by financing activities from inception on June 22, 2009 through December 31, 2010 was $46,050.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010 - 2011. Management projects that we may require $150,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	-
Future property acquisitions	50,000
Working capital	50,000
$150,000

As at December 31, 2010, we had a working capital surplus of $-0-. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2010, and by LBB & Associates Ltd., LLP, Houston, Texas for the audited financial statements from inception on June 22, 2009 to the year endedthrough December 31, 2009 are included herein immediately preceding the audited financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

December 31, 2010 and 2009

NORTHUMBERLAND RESOURCES, INC.

Sadler, Gibb & Associates, llc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northumberland Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Northumberland Resources, Inc., as of December 31, 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and as included from inception on June 22, 2009 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Northumberland Resources, Inc., were audited by other auditors whose report dated February 24, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Northumberland Resources, Inc., as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception on June 22, 2009 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had accumulated losses of $46,050 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 14, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Northumberland Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Northumberland Resources, Inc. ( the “Company”) as of December 31, 2009, and the related statements of operations, stockholders' equity, and cash flows for the period from June 22, 2009 (Inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northumberland Resources, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the period from June 22, 2009 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
February 24, 2010

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$-	$35,197

Total Current Assets	-	35,197

TOTAL ASSETS	$-	$35,197

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at
par value of $0.001; 5,627,500 and 5,627,500
shares issued and outstanding, respectively	5,628	5,628
Additional paid-in capital	40,422	40,422
Deficit accumulated during the exploration stage	(46,050)	(10,853)

Total Stockholders’ Equity (Deficit)	-	35,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$35,197

The accompanying notes are an integral part of these consolidated financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	on June 22,	on June 22,
	Year Ended	2009 Through	2009 Through
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Exploration costs	-	4,300	4,300
General and administrative	21,568	3,053	24,621
Professional fees	13,629	-	13,629
Impairment expense	-	3,500	3,500

Total Operating Expenses	35,197	10,853	46,050

NET LOSS FROM OPERATIONS	(35,197)	(10,853)	(46,050)

LOSS BEFORE INCOME TAXES	(35,197)	(10,853)	(46,050)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(35,197)	$(10,853)	$(46,050)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	5,627,500	4,003,882

The accompanying notes are an integral part of these consolidated financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash
to founders at $0.001 per share	3,500,000	3,500	-	-	3,500

Common shares issued for cash
at $0.02 per share	2,127,500	2,128	40,422	-	42,550

Net loss from inception on
June 22, 2009 through
December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	5,627,500	5,628	40,422	(10,853)	35,197

Net loss for the year ended
December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	5,627,500	$5,628	$40,422	$(46,050)	$-

The accompanying notes are an integral part of these consolidated financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	on June 22,	on June 22,
	Year Ended	2009 Through	2009 Through
	December 31,	December 31,	December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(35,197)	$(10,853)	$(46,050)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of mineral property costs	-	3,500	3,500
Changes in operating assets and liabilities:
Accounts payable	-	-	-

Net Cash Used in Operating Activities	(35,197)	(7,353)	(42,550)

INVESTING ACTIVITIES

Purchase of mineral properties	-	(3,500)	(3,500)

Net Cash Used in Investing Activities	-	(3,500)	(3,500)

FINANCING ACTIVITIES

Common stock issued for cash	-	46,050	46,050

Net Cash Provided by Financing Activities	-	46,050	46,050

NET INCREASE (DECREASE) IN CASH	(35,197)	35,197	-

CASH AT BEGINNING OF PERIOD	35,197		-

CASH AT END OF PERIOD	$-	$35,197	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF BUSINESS

Northumberland Resources, Inc. (“Northumberland” or the “Company”) was incorporated in Nevada on June 22, 2009.  Northumberland is an exploration stage company. The Company has not yet realized any revenues from its operations.

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to acquiring mineral properties, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from June 22, 2009 (date of inception) to December 31, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Mineral Properties
Mineral property acquisition costs are capitalized in accordance with EITF 04-2. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying value of cash and accounts payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation
The Company’s functional currency is United States (“U.S.”) dollars as substantially all of the Company’s operations use this denomination.  The Company uses the U.S. dollar as its reporting currency. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

		From Inception on
		June 22, 2009
	For the Year Ended	Through
	December 31,	December 31,
	2010	2009
Loss (numerator)	$(35,197)	$(10,853)
Shares (denominator)	5,627,500	4,003,882
Per share amount	$(0.01)	$(0.00)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – MINERAL PROPERTIES

During the period ended December 31, 2009, the Company acquired a 100% interest in a mining claim, in Esmeralda County, Nevada, for cash consideration of $3,500.

As there are no proven mineral reserves on the property, Northumberland has recorded an impairment of $3,500 during the period it was acquired related to the cost of property and report acquisition.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes (“Topic 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

Deferred tax assets:	December 31, 2010	December 31, 2009
Net operating loss carryover	$15,657	$3,690
Valuation allowance	(15.657)	(3,690)
Income tax expense per books	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2010 and 2009 due to the following:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$11,967	$3,690
Valuation allowance	(11,967)	(3,690)
Income tax expense per books	$-	$-

At December 31, 2010, the Company had net operating loss carry forwards of approximately $46,050 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 7 – COMMON STOCK

During the period ended December 31, 2009, Northumberland issued 3,500,000 shares of common stock to its founding shareholder for $3,500 cash and 2,127,500 shares of stock to a non-affiliate shareholder for $42,550 cash.

NOTE 8 – SUBSEQUENT EVENTS

On January 17, 2011, the Company entered into a consulting agreement with Wannigan Consulting Corporation to provide consulting services in the area of corporate growth, acquisitions, accounting, business affairs and operations, and financial and public company compliance.  The Company agreed to pay the consultant a payment of $10,000 upon signing the agreement and payment of $10,000 per month during the term of the agreement.  The Company also agreed to issue the consultant 360,000 common shares and reimbursed the consultant for expenses.  The agreement will be in force for a term of twelve months commencing on the 1st day of January 2011.  The agreement will be automatically renewed, unless notice is given within 30 days by either party.  Kenneth B Liebscher, a related party, is President and CEO of Wannigan Consulting Corporation.

On March 15, 2011 the Board of Directors approved the selling of up to 2,000,000 common shares of the Company and on March 30, 2011 an unaffiliated subscriber purchased 545,455 shares with proceeds to the Company of $300,000.  These shares have not yet been issued.

On March 31, 2011, the registrant purchased at auction from REH Oil & Gas LLC leases of 280 acres located in the Sawyer field in Pratt County Kansas and 120 acres located in the Wildcat field, filed in Pratt County Kansas, for Two Hundred Sixty Thousand Dollars.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 19, 2011 our Board of Directors approved of the disengagement of LBB & Associates Ltd., LLP and the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of LBB & Associates Ltd., LLP on the Company’s financial statements for either of the two most recent fiscal years, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2009, a going concern qualification in the registrant’s audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, being December 31, 2010. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties and not having an audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, being December 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control ~~–~~ -Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  The ineffectiveness of our internal control over financial reporting was due to a lack of segregation of duties and not having an audit committee.

Management believes that this material weakness did not have an effect on our financial results due primarily to the transparency of, ready access to and periodic review of the bank accounts and bank statements by our management and directors in addition to the audit prepared by the auditor.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

At an shareholders meeting held in February 8, 2011, the stockholders approved the election of directors, Fortunato Villamagna and Peter Hewitt, to serve until the next Annual General Meeting of Shareholders or until their respective successors are elected or appointed;

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
Fortunato Villamagna Peter Hewitt	Chief Executive Officer President/Director Chief Financial Officer Director	51 46	January 15, 2011 February 8, 2011

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, G. Scales , spent approximately 20% of his time (approximately 8 hours per week) on the affairs of Northumberland. Mr. Scales resigned on January 15, 2011. Dr. Villamagna our current President expects his commitment and requirement will remain approximately the same for the coming year.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Fortunato, Chief Executive Officer, President, Director

Dr. Fortunato Villamagna, age 51, has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa.  In addition to joining Northumberland Resources Inc. Dr. Villamagna is also secretary and Director of Lucky Boy Silver Corp., (symbol LUCB.OB). Dr. Villamagna also served as director and CEO of UTEC Inc. from January 7, 2007 to May 21, 2010. Prior to the role, Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive.We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Peter Hewitt, Age 46, has over 20 years experience working within the Graphic Design and Print Industry.  He has worked for blue chip companies such as TVR Sports Cars Ltd and Findel Plc.  From 1998 to the present Peter has been with Express Gifts Ltd and is the Studio Manager running a team of 20 highly skilled Graphic Designers. He and his team are responsible for producing catalogues for the mail order and internet markets. Before joining Express Gifts Peter was the Studio Manager for TVR Sports Cars and was instrumental in the setting up and development of a successful PR and Marketing Company.We believe Mr. Hewitt is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our executive officers or directors have had any of the following events occur:

●	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
●
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business;

●
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●
Being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our board of directors has not adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have an audit committee or committee performing similar functions nor do we have a written audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committee can be adequately performed by our board of directors.

Nominating and Compensation Committees

We do not have nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors has not adopted a charter for the compensation committee.

Our board of directors also is of the view that it is appropriate for us not to have a nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Item 11.  Executive Compensation.

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer who was serving as the executive officer at the end of the years ended December 31, 2010 and 2009; and
(b)
up to two additional individuals for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010, and 2009, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Fortunato
Villamagna(1)	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, Chief
Executive Officer,	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and
Director
Peter Hewitt(2)
Chief Financial	2010	N/A	Nil	N/A	N/A	N/A	N/A	N/A	N/A
Officer, Secretary	2009	N/A	N/A	N/A		N/A	N/A	N/A	N/A
and Director
Geoffrey Scales(3)
Former President,	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chief Executive	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Officer, Chief
Financial Officer,
Secretary and
Director

Notes:

(1)	Dr. Villamagna was appointed as our President, Chief Executive Officer and a director of our company on January 15, 2011.

(2)	Peter Hewitt was appointed as our Chief Financial Officer, Secretary and a director of our company on February 8, 2010.

(3)	Mr. Scales resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 15, 2011.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

On February 8, 2011, the Board approved a Directors fee of $1,000 each per month to Fortunato Villamgna and Peter Hewitt as director compensation.

Except as disclosed above, the members of the Board of Directors are not compensated by Northumberland for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On January 17, 2011, we entered into a business consulting agreement with Wannigan Consulting Corp., pursuant to which Wannigan Consulting agreed to, among other things, assist us in negotiating potential acquisitions and mergers, assist us in the implementation of short term and long term strategic planning, maintain our books and records, prepare all necessary regulatory and statutory filings required of our company, and act as liaison between our company and our auditor and our transfer agent. To compensate for these services, we agreed to pay Wannigan Consulting $10,000 per month and pre-approved expenses of $2,000 per month. We also agreed to issue 360,000 shares of our common stock for these services. This agreement was for a term of twelve months commencing on January 1, 2011. The parties agreed that either party has the right to terminate this agreement without cause and without notice or payment in lieu thereof upon the giving of the written notice of such termination. The payments are being accrued and the shares have not been issued as of the date of this statement.

There are no employment contracts or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by Northumberland, with respect to the officers, directors, employees or consultants of Northumberland that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, named executive officers and current executive officers, individually and our directors and current executive officers as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	Dr Fortunato Villamagna 10805 Bernini Dr., Las Vegas, NV 89141	2,500,000(3)	Indirect	44.4%
Common	Mr. Peter Hewitt 4 Chapel Close West Bradford, Lancashire, England BB& 4TH	Nil
Common	B. Geoffrey Scales 357 University Ave., Charlottetown, Prince Edward Island C1A 4M9 Canada	Nil
Common	Directors and Executive Officers as a Group (2 persons)	2,500,000		44.4%

Notes:

(1)
Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 5,627,500 shares of our common stock issued and outstanding.

(2)	Based on 5,627,500 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by I-Quest, Inc., a private company of which Dr. Villamagna is also President and CEO.

Changes in Control

We do not anticipate at this time any changes in control of Northumberland. There are no arrangements either in place or contemplated which may result in a change of control of Northumberland. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as disclosed herein, there has been no transaction, since June 22, 2009, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest.

(i)	any director or executive officer of our company;
(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and
(iii)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Director Independence

Our board of directors consists of Dr. Fortunato Villamagna and Peter Hewitt. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Dr. Villamagna and Peter Hewitt are not independent directors as Dr. Villamagna is our President and Chief Executive Officer and Mr. Hewitt is our Chief Financial Officer and Secretary.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010, and for fiscal year ended December 31, 2009, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Sadler, Gibb & Associates LLC

	Year Ended
	December 31,
	2010	2009
Audit Fees	$5,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,000	$-

LBB & Associates LTD., LLP

	Year Ended
	December 31,
	2010	2009
Audit Fees	$6,050	$5,200
Audit Related Fees	3,845
Tax Fees	-	-
All Other Fees	-	-
Total	$9,895	$5,200

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firms. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firms and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

(10)	Material Contracts

10.1	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp.

10.2	Form of Private Placement Subscription Agreement

(14)	Section 302 Certifications

14.1	Section 302 Certification of Fortunato Villamagna

(31)	Section 302 Certification of Peter Hewitt

31.1*	Section 906 Certifications

31.2*	Section 906 Certification of Fortunato Villamagna

(32)	Section 906 Certification of Peter Hewitt

32.1*

32.2*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES INC.

/s/ Fortunato Villamagna
By: Fortunato Villamagna President, Chief Executive Officer and Director (Principal Executive Officer) Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fortunato Villamagna
By: Fortunato Villamagna President, Chief Executive Officer and Director (Principal Executive Officer) Date: April 15, 2011

/s/ Peter Hewitt
By: Peter Hewitt Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer) Date: April 15, 2011