Form 10-Q
period 2011-03-31
Northumberland Resources, Inc.
filed 2011-05-16
CIK 1486597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 : (702) 335-0356
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐
Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,572,955 shares of common stock issued and outstanding as of May 15th, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$246,588	$-
Deposits	53,200	-
Prepaid expenses	5,400	-

Total Current Assets	305,188	-

TOTAL ASSETS	$305,188	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,386	$-
Accounts payable, related parties	31,809	-
Accrued officer salaries	4,000	-

Total Current Liabilities	48,195	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, 100,000,000 shares authorized at par value of $0.001; 5,627,500 and 5,627,500 shares issued and outstanding, respectively	6,573	5,628
Additional paid-in capital	347,477	40,422
Deficit accumulated during the exploration stage	(97,057)	(46,050)

Total Stockholders’ Equity (Deficit)	256,993	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$305,188	$-

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
			on June 22,
	For the Three months Ended March 31,		2009 Through
			March 31,
	2011	2010	2011

REVENUES	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Exploration costs	2,945	-	7,245
Professional fees	40,955	-	54,584
General and administrative	7,107	13,891	31,728
Impairment expense	-	-	3,500

Total Operating Expenses	51,007	13,891	97,057

NET LOSS FROM OPERATIONS	(51,007)	(13,891)	(97,057)

LOSS BEFORE INCOME TAXES	(51,007)	(13,891)	(97,057)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(51,007)	$(13,891)	$(97,057)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,019,338	5,627,500

The accompanying notes are an integral part of these financial statements

NOTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash to founders at $0.001 per share	3,500,000	3,500	-	-	3,500

Common shares issued for cash at $0.02 per share	2,127,500	2,128	40,422	-	42,550

Net loss from inception on June 22, 2009 through December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	5,627,500	5,628	40,422	(10,853)	35,197

Net loss for the year ended December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	5,627,500	5,628	40,422	(46,050)	-

Common stock issued for services (unaudited)	400,000	400	7,600	-	8,000

Common stock issued for cash (unaudited)	545,455	545	299,455	-	300,000

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(51,007)	(51,007)

Balance, March 31, 2011 (unaudited)	6,572,955	6,573	347,477	(97,057)	256,993

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on June 22,
	For the Three Months Ended		2009 Through
	March 31,		March 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(51,007)	$(13,891)	$(97,057)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	8,000		8,000
Impairment of mineral property costs	-		3,500
Amortization of prepaid expenses	1,800	-	1,800
Changes in operating assets and liabilities:
Deposits	(53,200)	-	(53,200)
Prepaid expenses	(7,200)		(7,200)
Accrued salaries	4,000	-	4,000
Accounts payable	12,386	-	12,386
Accounts payable, related parties	31,809	-	31,809

Net Cash Used in Operating Activities	(53,412)	(13,891)	(95,962)

INVESTING ACTIVITIES

Purchase of mineral properties	-		(3,500)

Net Cash Used in Investing Activities	-	-	(3,500)

FINANCING ACTIVITIES

Common stock issued for cash	300,000	-	346,050

Net Cash Provided by Financing Activities	300,000	-	346,050

NET INCREASE (DECREASE) IN CASH	246,588	(13,891)	246,588

CASH AT BEGINNING OF PERIOD	-	35,197	-

CASH AT END OF PERIOD	$246,588	$21,306	$246,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - RELATED PARTY PAYABLE

The Company owes related parties $31,809 at March 31, 2011.  The payable is non-interest bearing, unsecured, and due and payable upon demand.

NOTE 5 – COMMON STOCK

On March 20, 2011, the company issued 545,455 shares of its par value $0.001 common stock at $0.55 per share for $300,000 cash.

On February 8, 2011, the Company issued 40,000 shares of common stock to members of the Board of Directors for their services valued at $0.02 per share for an aggregate value of $800.

In connection with a consulting agreement with a related party dated January 17, 2011, the Company issued 360,000 common shares of stock valued at $7,200 or $0.02 per share.  The value of the stock is classified as a prepaid expense and is being amortized over the 12 month term of the consulting agreement.

NOTE 6 – AGREEMENTS

The Company entered into an agreement to pay two of its officers a salary of $1,000 per month beginning on February1, 2011.  At March 31, 2011, the accrued salaries balance was $4,000.

In January, 2011 the Company entered into a lease agreement with, a related party to lease some office space. The term of the lease is for one year commencing on February 1, 2011.  The Company agreed to make monthly lease payments of $400 per month on or before the 5th day of each month along with a refundable security deposit of $1,200.

On January 17, 2011, the Company entered into a consulting agreement with a related party to act as a consultant in the areas of corporate growth, acquisitions, accounting, business affairs, business operations, financial and public company compliance for a period of twelve months commencing January 1, 2011 and continuing through December 31, 2011.  The Company agreed to pay the consultant a fee $10,000 upon signing the agreement and $10,000 per month for consulting services during the term of the agreement and a minimum of $2,000 per month for expenses.  The Company also issued the consultant 360,000 common shares as compensation for services to be preformed over the course of the current year.

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2011, the Company purchased at auction certain oil and gas leases in Pratt County Kansas for $260,000.  Prior to the auction, the company made a deposit of $52,000 on the oil and gas leases. The Company paid the $208,000 balance, less certain small tax allowances, on April 13, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-Q contains “forward-looking statements” relating to the registrant which represent the registrant’s current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2010.

Overview

We are in the business of precious minerals exploration and oil and gas exploration and production.  On March 31st, 2011 Northumberland (NHUR) was a successful bidder at the Evenson Oil Production Auction in Wichita, Kansas. NHUR acquired the Mason, Thompson, Keyes and Harrell leases inclusive of all production and improvements. The leases were purchased at auction from REH Oil & Gas LLC. The leases of 280 acres located in the Sawyer field in Pratt County Kansas and 120 acres located in the Wildcat field, filed in Pratt County Kansas, were purchased for Two Hundred Sixty Thousand Dollars.   The descriptions of such leases are attached as an Exhibit to our Form 8K filed March 31, 2011. Management anticipates these acquisitions to commence cash revenue flow to start May 1, 2011. No cash revenue was generated in the comparative 2010 quarter(s).  Management believes oil and gas exploration and production will result in a faster analysis and potential return on investment to NHUR shareholders in comparison to the development of mineral leases held by the company in 2010.

Management did not renew four mineral claims, collectively named the “BARD 1-4 Property,” situated in the Paymaster Canyon area of Esmeralda County in west-central Nevada. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

There was no assurance that a commercially viable precious minerals deposit existed on the BARD 1-4 Property and further development was abandoned.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR plans to upgrade the facilities on its newly acquired Mason, Thompson, Keyes and Harrell leases with the objective to improve current oil and gas production

Results of Operations

Three Months Ended March 31, 2011

Revenues

We did not generate any revenues during the reporting period.

Expenses

We incurred operating expenses in the amount of $51,007 during the three months ended March 31, 2011, compared to $13, 891 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $40, 955 in professional fees.

Net Loss

We incurred a net loss from operations of $51,007 during the three months ended March 31, 2011, compared to a net loss of $13,891 during the corresponding period in 2010. The decrease resulted primarily from increased professional fees incurred during 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2011 consisted of $246,588 in cash and a shareholder loan facility from a director and principal shareholder.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2011 the Board of Directors approved a private offering of 2,000,000 shares of its common stock, with an offering price of $0.55 per share.  The proceeds from this offering shall be used for project development and operating expenses.  On March 30, 2011 the company received $300,000 from this offering and issued.  The Company will issue 545,455 to the subscriber.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2011, no matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a)	Form 8K filed February 8, 2011 change of directors.
(b)	Form 8K filed April 6, 2011 acquisition of assets.

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

NORTHUMBERLAND RESOURCES, INC.

/s/ Fortunato Villamagna
Fortunato Villamagna President (Principal Executive Officer)

/s/ Peter Hewitt
Peter Hewitt

May 15, 2011