Form 10-Q
period 2011-06-30
Northumberland Resources, Inc.
filed 2011-08-22
CIK 1486597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

 : (702) 335-0356
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☐  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐
Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 7,932,955 shares of common stock issued and outstanding as of August 19th, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash	$416,654	$-
Deposits	1,200	-
Prepaid expenses	26,000	-

Total Current Assets	443,854	-

PROPERTY AND EQUIPMENT

Oil and gas properties (full cost method)	204,838	-
Support equipment	111,000	-

TOTAL ASSETS	$759,692	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$17,152	$-
Accounts payable, related parties	953	-

Total Current Liabilities	18,105	-

LONG TERM LIABILITIES

Asset retirement obligation	61,037	-

TOTAL LIABILITIES	79,142	-

STOCKHOLDERS’ EQUITY

Common stock, 100,000,000 shares authorized at par value of $0.001; 7,932,955 and 5,627,500 shares issued and outstanding, respectively	7,933	5,628
Additional paid-in capital	903,317	40,422
Deficit accumulated during the exploration stage	(230,700)	(46,050)

Total Stockholders’ Equity	680,550	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$759,692	$-

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on June 22,
	For the Three Months Ended		For the Six Months Ended		2009 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Accretion expense	5,199	-	5,199	-	5,199
Exploration costs	17,368	-	20,313	-	24,613
Professional fees	3,868	-	44,823	-	58,452
General and administrative	107,208	12,677	114,315	26,568	138,936
Impairment expense	-	-	-	-	3,500

Total Operating Expenses	133,643	12,677	184,650	26,568	230,700

NET LOSS FROM OPERATIONS	(133,643)	(12,677)	(184,650)	(26,568)	(230,700)

LOSS BEFORE INCOME TAXES	(133,643)	(12,677)	(184,650)	(26,568)	(230,700)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(133,643)	$(12,677)	$(184,650)	$(26,568)	$(230,700)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	6,821,107	5,627,500	6,496,611	5,627,500

The accompanying notes are an integral part of these financial statements

NOTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash to founders at $0.001 per share	3,500,000	3,500	-	-	3,500

Common shares issued for cash at $0.02 per share	2,127,500	2,128	40,422	-	42,550

Net loss from inception on June 22, 2009 through December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	5,627,500	5,628	40,422	(10,853)	35,197

Net loss for the year ended December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	5,627,500	5,628	40,422	(46,050)	-

Common stock issued for services at $0.02 per share (unaudited)	760,000	760	14,440	-	15,200

Common stock issued for services at $0.55 per share (unaudited)	1,545,455	1,545	848,455	-	850,000

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	(184,650)	(184,650)

Balance, June 30, 2011 (unaudited)	7,932,955	$7,933	$903,317	$(230,700)	$680,550

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on June 22,
	For the Six Months Ended		2009 Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(184,650)	$(26,568)	$(230,700)
Adjustments to reconcile net loss to
net cash used by operating activities:
Accretion expense	5,199	-	5,199
Common stock issued for services	15,200	-	15,200
Impairment of mineral property costs	-	-	3,500
Changes in operating assets and liabilities:
Deposits	(1,200)	-	(1,200)
Prepaid expenses	(26,000)	-	(26,000)
Accounts payable	17,152	-	17,152
Accounts payable, related parties	953	5,281	953

Net Cash Used in Operating Activities	(173,346)	(21,287)	(215,896)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(149,000)	-	(152,500)
Purchase of well operating equipment	(111,000)	-	(111,000)

Net Cash Used in Investing Activities	(260,000)	-	(263,500)

FINANCING ACTIVITIES
Common stock issued for cash	850,000	-	896,050

Net Cash Provided by Financing Activities	850,000	-	896,050

NET INCREASE (DECREASE) IN CASH	416,654	(21,287)	416,654

CASH AT BEGINNING OF PERIOD	-	35,197	-

CASH AT END OF PERIOD	$416,654	$13,910	$416,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES

Increase in asset retirement obligations	$55,838	$-	$55,838

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was $-0- for the six months ended June 30, 2011.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the six months ended June 30, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, “Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the six months ended June 30, 2011 there was no impairment of the Company’s long-lived assets.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations (“ARO”) relate to the plugging and abandonment of drilled oil and gas properties. The amounts recognized are based upon numerous estimates including future retirement costs; future recoverable reserve quantities and reserve lives; and the credit-adjusted risk-free interest rate.

Exploration costs, including exploratory dry holes, annual delay rental and geological and geophysical costs are charged to expense when incurred.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

Ceiling test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property.  A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

NOTE 4 - RELATED PARTY PAYABLES

The Company owed $953 and $-0- to related parties as of June 30, 2011 and December 31, 2010, respectively.  The liabilities are non-interest bearing, unsecured, and due upon demand.

NOTE 5 – COMMON STOCK

On January 17, 2011, the Company issued 360,000 common shares to a related party at $0.02 per share for consulting services valued at $7,200.

On February 8, 2011 the Company issued 40,000 shares of common stock to members of the Board of Directors at $0.02 per share for services rendered valued at $800.

On March 20, 2011, the Company issued 545,455 shares of common stock at $0.55 per share for $300,000 in cash.

On April 1, 2011, the Company issued 360,000 common shares to a related party at $0.02 per share for consulting services valued at $7,200.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 5 – COMMON STOCK (Continued)

On May 28, 2011, the Company issued 90,909 shares of common stock at $0.55 per share for $50,000 in cash.

On June 10, 2011, the Company issued 909,091 shares of common stock at $0.55 per share for $500,000 in cash.

NOTE 6 – COMMITMENTS

Director Fees

The Company entered into an agreement to pay two of its officers a director’s fee of $1,000 per month beginning on February 1, 2011.

Lease Agreement

In January, 2011 the Company entered into a lease agreement with a related party to lease office space. The term of the lease is for one year commencing on February 1, 2011.  The Company agreed to make monthly lease payments of $400 per month along with a refundable security deposit of $1,200.

Consulting Agreements

On January 17, 2011, the Company entered into a consulting agreement with a related party to act as a consultant in the areas of corporate growth, acquisitions, accounting, business affairs, business operations, financial and public company compliance for a period of twelve months commencing January 1, 2011 and continuing through December 31, 2011.  The Company agreed to pay the consultant a fee $12,000 upon signing the agreement and $12,000 per month for consulting services during the term of the agreement and a minimum of $2,000 per month for expenses.  The Company also issued the consultant 360,000 common shares as compensation for services to be performed over the course of the contract term.

On April 1, 2011, the Company entered into a consulting agreement with a second related party to act as a public relations consultant for a period of three months commencing April 1, 2011 and continuing through June 30, 2011.  The Company agreed to pay the consultant a fee $6,000 upon signing the agreement and $6,000 per month for consulting services during the term of the agreement and a minimum of $2,000 per month for expenses.  The Company also issued the consultant 360,000 common shares as compensation for services to be performed over the course of the contract term.

NOTE 7 – OIL AND GAS LEASES

On April 1, 2011, the Company purchased at auction certain oil and gas leases in Pratt County, Kansas for $260,000.  Prior to the auction, the Company made a deposit of $52,000 on the oil and gas leases.  The Company paid the $208,000 balance, less certain small tax allowances, on April 13, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010
(Unaudited)

NOTE 7 – OIL AND GAS LEASES (Continued)

During the six months ended June 30, 2011, the Company established an asset retirement liability of $61,037 for nine wells located in Pratt County, Kansas.  The wells have an estimated useful life of 20 years. The accretion expense recorded for the six months ended June 30, 2011 was $5,199.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2011, the Company purchased a 30 percent working interest on an 81.5 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS.  The Company paid $17,220 for the lease on 640 acres at $85 per acre.  The Company is currently in the process of initial exploration and is accounting for the well under the successful efforts method of accounting.

On July 7, 2011, the Company purchased a 20 percent working interest on an 69.5 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS.  The Company paid $71,405 for lease on 80 acres at $2,656 per acre.  The well is currently producing approximately two to three barrels per day and the Company is accounting for the well under the full cost method of accounting.

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

Overview

We are in the business of precious minerals exploration and oil and gas exploration and production.  On March 31st, 2011 Northumberland (NHUR) was a successful bidder at the Evenson Oil Production Auction in Wichita, Kansas. NHUR acquired the Mason, Thompson, Keyes and Harrell leases inclusive of all production and improvements. The leases were purchased at auction from REH Oil & Gas LLC. The leases of 280 acres located in the Sawyer field in Pratt County Kansas and 120 acres located in the Wildcat field, filed in Pratt County Kansas, were purchased for Two Hundred Sixty Thousand Dollars.   The descriptions of such leases are attached as an Exhibit to our Form 8K filed March 31, 2011. Management anticipates these acquisitions to commence cash revenue flow to start September 1, 2011. No cash revenue was generated in the comparative 2010 quarter(s).  Management believes oil and gas exploration and production will result in a faster analysis and potential return on investment to NHUR shareholders in comparison to the development of mineral leases held by the company in 2010.

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

Three months Ended June 30, 2011

Revenues
 We did not generate revenue during the reporting period.

Expenses

We incurred operating expenses in the amount of $133,643 during the three months ended June 30, 2011, compared to $12,677 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $107,208 in general and administrative expenses, and $17,368 in exploration costs.

Net Loss

We incurred a net loss from operations of $133,643 during the three months ended June 30, 2011, compared to a net loss of $12,677 during the corresponding period in 2010. The increase resulted primarily from increased general and administrative expenses and exploration costs incurred during 2011.

Six months Ended June 30, 2011

Revenues
 We did not generate revenue during the reporting period.

Expenses

We incurred operating expenses in the amount of $184,650 during the six months ended June 30, 2011, compared to $26,568 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $114,315 in general and administrative expenses, and $44,823 in professional fees.

Net Loss

We incurred a net loss from operations of $184,650 during the six months ended June 30, 2011, compared to a net loss of $26,568 during the corresponding period in 2010. The increase resulted primarily from increased professional fees and general and administrative expenses incurred during 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2011 consisted of $416,654 in cash and a shareholder loan facility from a director and principal shareholder.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2011 the company received $300,000 from this offering and will issue 545,455 shares to the subscriber.

On May 28, 2011 the company received $50,000 from this offering and will issue 90,909 shares to the subscriber.

On June 10, 2011 the company received $500,000 from this offering and will issue 909,091 shares to the subscriber.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2011, no matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

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

/s/ Peter Hewitt
Peter Hewitt
Secretary, CFO (Principal Accounting Officer)

August 19, 2011