Form 10-Q
period 2011-09-30
Northumberland Resources, Inc.
filed 2011-11-21
CIK 1486597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 161,685,766 shares of common stock issued and outstanding as of November 21, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$76,560	$-
Accounts receivable	3,927	-
Deposits	1,200	-
Prepaid expenses	26,180	-

Total Current Assets	107,867	-

PROPERTY AND EQUIPMENT

Oil and gas properties (full cost method)	788,048	-
Support equipment, net	159,546	-

TOTAL ASSETS	$1,055,461	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$274,255	$-
Derivative liability	93,428	-
Payable related party	123	-
Convertible notes payable	100,000	-

Total Current Liabilities	462,906	-

LONG TERM LIABILITIES

Asset retirement obligation	62,410	-

TOTAL LIABILITIES	530,216	-

STOCKHOLDERS’ EQUITY

Common stock, 2,000,000,000 shares authorized at par value of $0.001; 159,019,100 and 112,550,000 shares issued and outstanding, respectively	159,019	112,550
Additional paid-in capital	790,211	(66,500)
Deficit accumulated during the exploration stage	(423,985)	(46,050)

Total Stockholders’ Equity	525,245	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,055,461	$-

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on June 22,
	For the Three Months Ended		For the Nine Months Ended		2009 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$40,452	$-	$40,452	$-	$40,452
COST OF SALES	-	-	-	-	-

GROSS PROFIT	31,893	-	31,893	-	31,893

OPERATING EXPENSES

Accretion expense	1,373	-	6,572	-	6,572
Depreciation expense	5,825	-	5,825	-	5,825
Exploration costs	26,441	-	46,754	-	51,054
Professional fees	75,907	-	188,360	-	134,359
General and administrative	30,698	9,399	77,383	35,967	169,634
Impairment expense	-	-	-	-	3,500

Total Operating Expenses	140,243	9,399	324,893	35,967	370,943

NET LOSS FROM OPERATIONS	(99,791)	(9,399)	(284,441)	(35,967)	(330,491)

OTHER EXPENSES

Loss on derivative liability	548	-	548	-	548
Interest expense	(94,042)	-	(94,042)	-	(94,042)

Total Other Expenses	(93,494)	-	(93,494)	-	(93,494)

LOSS BEFORE INCOME TAXES	(193,285)	(9,399)	(377,935)	(35,967)	(423,985)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(193,285)	$(9,399)	$(377,935)	$(35,967)	$(490,199)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	158,788,230	112,550,000	139,775,268	112,550,000

The accompanying notes are an integral part of these financial statements

NOTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash to founders at $0.00005 per share	70,000,000	70,000	(66,500)	-	3,500

Common shares issued for cash at $0.001 per share	42,550,000	42,550	-	-	42,550

Net loss from inception on June 22, 2009 through December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	112,550,000	112,550	(66,500)	(10,853)	35,197

Net loss for the year ended December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	112,550,000	112,550	(66,500)	(46,050)	-

Common stock issued for services (unaudited)	15,200,000	15,200	-	-	15,200

Common stock issued for cash (unaudited)	30,909,100	30,909	819,091	-	850,000

Common stock issued for services (unaudited)	360,000	360	37,620	-	37,980

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(377,935)	(377,935)

Balance, September 30, 2011 (unaudited)	159,019,100	$159,019	$790,211	$(423,985)	$525,245

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on June 22,
	For the Nine Months Ended		2009 Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(377,935)	$(35,967)	$(423,985)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion expense	6,572	-	6,572
Depreciation expense	5,825	-	5,633
Derivative liability	93,428	-	93,428
Common stock issued for services	53,180	-	53,180
Impairment of mineral property costs	-	-	3,500
Changes in operating assets and liabilities:
Deposits	(1,200)	-	(1,200)
Accounts receivable	(3,927)	-	(3,927)
Prepaid expenses	(26,180)	-	(26,180)
Accounts payable	274,255	-	274,255
Accounts payable, related parties	123	1,255	123

Net Cash Used in Operating Activities	(24,141)	(34,712)	(18,601)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(732,210)	-	(735,710)
Purchase of well operating equipment	(165,371)	-	(165,371)

Net Cash Used in Investing Activities	(897,581)	-	(901,081)

FINANCING ACTIVITIES
Proceeds from convertible debt	100,000	-	100,000
Common stock issued for cash	850,000	-	896,050

Net Cash Provided by Financing Activities	950,000	-	996,050

NET INCREASE (DECREASE) IN CASH	76,560	(34,712)	76,560

CASH AT BEGINNING OF PERIOD	-	35,197	-

CASH AT END OF PERIOD	$76,560	$485	$76,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES

Increase in asset retirement obligations	$55,838	$-	$55,838

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas operations.  Under this method of accounting, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells, and to drill and equip exploratory wells that find proved reserves are capitalized.  Depletion and depreciation of capitalized costs for producing oil and gas properties is calculated using the unit-of-production method based on estimates of proved producing oil and gas reserves on a field-by-field basis.  Depletion and depreciation expense for the Company’s oil and gas properties was $5,825 for the nine months ended September 30, 2011.

The costs of unproved leaseholds and mineral interests are capitalized pending the results of exploration efforts.  In addition, unproved leasehold costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, the property has been impaired.  This impairment will generally be based on geophysical or geologic data.  For the nine months ended September 30, 2011, there was no impairment of unproved leaseholds.  Due to the perpetual nature of the Company’s ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest.  Therefore, at the time that a well is drilled, only a portion of the costs allocated to the acreage drilled may be expensed.  As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds.  The costs associated with unproved leaseholds and mineral interests that have been allowed to expire are charged to exploration expense.

The Company evaluates impairment of its property and equipment in accordance with ASC Topic 360, ”Long-Lived Assets”.  This standard requires that long-lived assets that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When it is determined that an asset’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.  Fair value is determined by reference to the present value of estimated future cash flows of such properties.  During the six months ended June 30, 2011 there was no impairment of the Company’s long-lived assets.

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

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
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

NOTE 4 - RELATED PARTY PAYABLES

The Company owed $123 and $-0- to related parties as of September 30, 2011 and December 31, 2010, respectively.  The liabilities are non-interest bearing, unsecured, and due upon demand.

NOTE 5 – COMMON STOCK

On August 25, 2011 the Company enacted a forward stock-split of the Company’s common stock on a twenty-shares-for-one-share basis.  All discussion of common stock in these financial statements has been retroactively restated so as to entail the effects of this forward stock-split.

On January 17, 2011, the Company issued 7,200,000 common shares to a related party at $0.001 per share for consulting services valued at $7,200.

On February 8, 2011 the Company issued 800,000 shares of common stock to members of the Board of Directors at $0.001 per share for services rendered valued at $800.

On March 20, 2011, the Company issued 10,909,100 shares of common stock at $0.0275 per share for $300,000 in cash.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 5 – COMMON STOCK (Continued)

On April 1, 2011, the Company issued 7,200,000 common shares to a related party at $0.001 per share for consulting services valued at $7,200.

On May 28, 2011, the Company issued 1,818,180 shares of common stock at $0.0275 per share for $50,000 in cash.

On June 10, 2011, the Company issued 18,181,820 shares of common stock at $0.0275 per share for $500,000 in cash.

On August 29, 2011, the Company issued 360,000 shares of common stock at $1.06 per share for services valued at$37,980.

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

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 7 – OIL AND GAS LEASES

On April 1, 2011, the Company purchased at auction certain oil and gas leases in Pratt County, Kansas for $260,000.  Prior to the auction, the Company made a deposit of $52,000 on the oil and gas leases.  The Company paid the $208,000 balance, less certain small tax allowances, on April 13, 2011. During the three months ended September 30, 2011 the company made certain payments toward the development and improvement of these leases. These payments totaled $51,455, and have been capitalized as oil and gas properties.

During the nine months ended September 30, 2011, the Company established an asset retirement liability of $62,410 for nine wells located in Pratt County, Kansas.  The wells have an estimated useful life of 20 years. The accretion expense recorded for the nine months ended September 30, 2011 was $6,572.

On July 1, 2011, the Company purchased a 30 percent working interest on an 81.5 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS.  The Company paid $17,220 for the lease on 640 acres at $85 per acre.  The Company is currently in the process of initial exploration and is accounting for the well under the successful efforts method of accounting.  Subsequent to acquiring an interest in these wells the Company paid an additional $184,350 on additional drilling and improvement services.  These additional service fees have been capitalized as part of the Company’s cost in the wells.

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

On September 27, 2011, the Company purchased two leases located in Pratt County for $22,500   The leases both carry a 100% Working Interest of 82% Net Revenue Interest.

On September 27, 2011, the Company also purchased a 30% interest in Lassso Energy, LLC’s 80% Net Revenue Interest in three leases in Barton and Stafford County, Kansas for $220,800.   The three leases combined contain slightly more than 564 net acres.   In total there are seven active wells and no inactive wells in these leases.   There are four oil producing wells, two disposal wells and one injection well.

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2011 the Company issued 2,666,666 shares of common stock to an unrelated entity for $400,000 cash, or $0.15 per share.

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

On September 27, 2011 Northumberland Resources purchased at auction, two leases with the multiple acquisition of an additional 1,040 acres of productive oil and gas leases. The two leases located in Pratt County, KS consist of six wells with a 100% Working Interest of 82% Net Revenue Interest. These six wells leases are directly adjacent to our existing leases and will integrate the 6 fields and maximize efficiency and production. Included in the purchase is a gas compression station which will enhance flows from current operations.  The purchase price of  the Pratt County acquisition was  Seventy-Two Thousand Five hundred Dollars.

On Sept. 27, 2011, Northumberland Resources also purchased a 30% interest in Lasso Energy, LLC’s 80% Net Revenue Interest in three leases in Barton and Stafford County, Kansas. The three leases combined contain slightly more than 564 net acres. In total there are seven active wells and no inactive wells in these leases. There are four oil producing wells, two disposal wells and one injection well.

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

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell leases with the objective to improve current oil and gas production

Results of Operations

Three months Ended September 30, 2011

Revenues
We generated $40,452 in revenue during the three months ended September 30, 2011.  These revenues pertain to our oil and gas properties in Pratt County, Kanas.  These are the first revenues earned by the Company and therefore represent a $40,452 increase from the comparable period in 2010.

Expenses

We incurred operating expenses in the amount of $140,243 during the three months ended September 30, 2011, compared to $9,399 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $75,907 in professional fees, $30,697 in general and administrative expenses, and $26,411 in exploration costs.

Other Income (Expenses)

We incurred total other income (expenses) of ($93,494) during the three months ended September 30, 2011, compared to $-0- for the corresponding period in 2010. The 2011 other expenses consisted primarily of $94,042 in interest expense, derived primarily from the Company’s derivative liability related to its convertible debt.

Net Loss

We incurred a net loss from operations of $193,285 during the three months ended September 30, 2011, compared to a net loss of $9,399 during the corresponding period in 2010. The increase resulted primarily from increased professional fees, general and administrative expenses, exploration costs, and interest expense incurred during 2011.

Nine months Ended September 30, 2011

Revenues
We generated $40,452 in revenue during the nine months ended September 30, 2011. These revenues pertain to our oil and gas properties in Pratt County, Kanas.  These are the first revenues earned by the Company and therefore represent a $40,452 increase from the comparable period in 2010.

Expenses

We incurred operating expenses in the amount of $324,893 during the nine months ended September 30, 2011, compared to $35,967 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $188,360 in professional fees, $77,382 in general and administrative expenses, and $46,754 in exploration costs.

Other Income (Expenses)

We incurred total other income (expenses) of ($93,494) during the nine months ended September 30, 2011, compared to $-0- for the corresponding period in 2010. The 2011 other expenses consisted primarily of $94,042 in interest expense, derived primarily from the Company’s derivative liability related to its convertible debt.

Net Loss

We incurred a net loss from operations of $377,935 during the nine months ended September 30, 2011, compared to a net loss of $35,967 during the corresponding period in 2010. The increase resulted primarily from increased professional fees, general and administrative expenses, exploration costs, and interest expense incurred during 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2011 consisted of $76,560 in cash.

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

On September 27, 2011 we purchased at auction two leases with the multiple acquisition of an additional 1040 acres of productive oil and gas leases. The two leases located in Pratt County, KS consist of six wells with a 100% Working Interest of 82% Net Revenue Interest. These six wells leases are directly adjacent to our existing leases and will integrate the 6 fields and maximize efficiency and production. Included in the purchase is a gas compression station which will enhance flows from current operations.  The purchase price associated with the Pratt County acquisition was Seventy-Two Thousand Five hundred Dollars.

On Sept. 27, 2011, we also purchased a 30% interest in Lasso Energy, LLC’s 80% Net Revenue Interest in three leases in Barton and Stafford County, Kansas. The three leases combined contain slightly more than 564 net acres. In total there are seven active wells and no inactive wells in these leases. There are four oil producing wells, two disposal wells and one injection well.

On September 7, 2011, the corporation filed a Certificate of Change with the Nevada Secretary of State amending the corporations Articles of Incorporation to increase the authorized shares of the corporation to 2,000,000,000 shares with a par value of $0.001. There were no other changes to the Articles as a result of this Certificate of Change.

On September 30, 2011, the registrant issued a 19 for 1 dividend of its $0.001 par value common stock in order to effectuate as 20 for 1 forward.  FINRA declared the payment date of September 30 effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.

ii)
Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2011.

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

On September 26, 2011 the company entered into a conversion debenture with an unrelated party for $100,000. The conversion price is for the average of the lowest three (3) Trading Prices for the Common Stock during the five (5) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the Holder.

On October 4, 2011 the company received $400,000 from an unrelated party and will issue 2,666,667 post split shares at $0.15 to the subscriber.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2011, no matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a)	Form 8K filed September 15, 2011 increase authorized.
(b)	Form 8K filed October 3, 2011 acquisition of assets and forward split.

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

31.1
Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.

99.2 Property acquisitions. Incorporated by reference in 8K filed 10/03/11.

99.3 Convertible Debenture September 26, 2011.

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

November 21, 2011