Form 10-Q/A
period 2011-09-30
Northumberland Resources, Inc.
filed 2011-11-25
CIK 1486597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 161,325,766 shares of common stock issued and outstanding as of November 23, 2011.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$76,560	$-
Accounts receivable	3,927	-
Prepaid expenses	22,200	-
Deposits	1,200	-

Total Current Assets	103,887	-

PROPERTY AND EQUIPMENT

Oil and gas properties (full cost method)	817,226	-
Support equipment	163,968	-
Total property, plant and equipment	981,194	-
Accumulated depletion, depreciation, and amortization	(5,755)	-
Total property, plant and equipment, net	975,439	-

TOTAL ASSETS	$1,079,326	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$346,108	$-
Related party payables	178	-
Convertible notes payable	100,000	-
Derivative liability	93,428	-

Total Current Liabilities	539,714	-

LONG TERM LIABILITIES

Asset retirement obligation	62,410	-

TOTAL LIABILITIES	602,124	-

STOCKHOLDERS’ EQUITY

Common stock, 2,000,000,000 shares authorized at par value of $0.001; 158,659,100 and 112,550,000 shares issued and outstanding, respectively	158,659	112,550
Additional paid-in capital	752,591	(66,500)
Deficit accumulated during the exploration stage	(434,048)	(46,050)

Total Stockholders’ Equity	477,202	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,079,326	$-

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on June 22, 2009 Through September 30, 2011
	2011	2010	2011	2010

REVENUES	$43,781	$-	$43,781	$-	$43,781

OPERATING EXPENSES

Depletion, depreciation, amortization	5,755	-	5,755	-	5,755
Accretion expense	1,373	-	6,572	-	6,572
Lease operating expenses	52,573	-	72,886	-	77,186
Professional fees	87,908	-	208,360	-	221,989
General and administrative	16,541	9,399	44,712	35,967	69,333
Impairment expense	-	-	-	-	3,500

Total Operating Expenses	164,150	9,399	338,285	35,967	384,335

NET LOSS FROM OPERATIONS	(120,369)	(9,399)	(294,504)	(35,967)	(340,554)

OTHER EXPENSES

Gain on derivative liability	548	-	548	-	548
Interest expense	(94,042)	-	(94,042)	-	(94,042)

Total Other Expenses	(93,494)	-	(93,494)	-	(93,494)

LOSS BEFORE INCOME TAXES	(213,863)	(9,399)	(387,998)	(35,967)	(434,048)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(213,863)	$(9,399)	$(387,998)	$(35,967)	$(434,048)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	158,659,100	112,550,000	141,000,223	112,550,000

The accompanying notes are an integral part of these financial statements

NOTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity
	Shares	Amount

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash to founders at $0.00005 per share	70,000,000	70,000	(66,500)	-	3,500

Common shares issued for cash at $0.001 per share	42,550,000	42,550	-	-	42,550

Net loss from inception on June 22, 2009 through December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	112,550,000	112,550	(66,500)	(10,853)	35,197

Net loss for the year ended December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	112,550,000	112,550	(66,500)	(46,050)	-

Common stock issued for cash (unaudited)	30,909,100	30,909	819,091	-	850,000

Common stock issued for services (unaudited)	15,200,000	15,200	-	-	15,200

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(387,998)	(387,998)

Balance, September 30, 2011 (unaudited)	158,659,100	$158,659	$752,591	$(434,048)	$477,202

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on June 22, 2009 Through September 30, 2011
	2011	2010
OPERATING ACTIVITIES
Net loss	$(387,998)	$(35,967)	$(434,048)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion expense	6,572	-	6,572
Depreciation expense	5,755	-	5,755
Derivative liability	93,428	-	93,428
Common stock issued for services	8,000	-	8,000
Impairment of oil and gas property costs	-	-	3,500
Changes in operating assets and liabilities:
Accounts receivable	(3,927)	-	(3,927)
Deposits	(1,200)	-	(1,200)
Prepaid expenses	(15,000)	-	(15,000)
Accounts payable	25,455	-	25,455
Accounts payable, related parties	-	1,255	-

Net Cash Used in Operating Activities	(268,915)	(34,712)	(311,465)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(225,720)	-	(229,220)
Capitalized exploration and development costs	(264,960)	-	(264,960)
Purchase of well operating equipment	(113,968)	-	(113,968)

Net Cash Used in Investing Activities	(604,648)	-	(608,148)

FINANCING ACTIVITIES
Proceeds from related party payables	200	-	200
Repayments of related party payables	(77)	-	(77)
Proceeds from convertible notes payable	100,000	-	100,000
Common stock issued for cash	850,000	-	896,050

Net Cash Provided by Financing Activities	950,123	-	996,173

NET INCREASE (DECREASE) IN CASH	76,560	(34,712)	76,560
CASH AT BEGINNING OF PERIOD	-	35,197	-

CASH AT END OF PERIOD	$76,560	$485	$76,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES

Purchase of oil and gas properties for debt	$270,708	$-	$270,708
Purchase of well operating equipment for debt	$50,000	$-	$50,000
Asset retirement obligaion	$55,838	$-	$55,838
Common stock issued for prepaid services	$7,200	$-	$7,200

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

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2010 and December 31, 2010 financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. See “New Pronouncements” below for additional detail regarding the new rules. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at September 30, 2011, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

Costs of oil and gas properties are amortized using the units of production method. For the nine months ended September 30, 2011, the Company did not amortize any costs associated with production as the Company is currently evaluating all acquired properties through drilling or seismic analysis, including exploration wells in progress.

Ceiling test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of September 30, 2011, no impairment has been recorded as the Company is currently evaluating all acquired properties through drilling or seismic analysis, including exploration wells in progress.

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

NOTE 4 – OIL AND GAS LEASES

On April 1, 2011, the Company purchased certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000.  Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment.  Prior to acquisition, the Company made a deposit of $52,000 on the leases and equipment.  The Company paid the $208,000 balance, less certain tax allowances, on April 13, 2011.  During the period ended September 30, 2011 the Company incurred $21,026 of exploration costs and $33,179 of development costs which have been capitalized to the value of oil and gas properties under ASC 932.

During the nine months ended September 30, 2011, the Company established an asset retirement obligation of $55,838 for the nine wells located in Pratt County, Kansas, which was capitalized to the value of the oil and gas property.  The wells have an estimated useful life of 20 years. The accretion expense recorded for the nine months ended September 30, 2011 was $6,572.

NORTHUMBERLAND RESOURCES, INC.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
September 30, 2011 and December 31, 2010
(Unaudited)

NOTE 4 – OIL AND GAS LEASES (CONTINUED)

On June 11, 2011, the Company purchased a 30 percent working interest on an 81.5 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS.  The Company paid $17,220 for the lease on 640 acres at $85 per acre.  Subsequent to acquiring the interest in these wells the Company incurred an additional $119,350 of exploration costs and $106,908 of development costs on the property which have been capitalized to the value of oil and gas properties under ASC 932.

On July 7, 2011, the Company purchased a 20 percent working interest on an 69.5 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS.  The Company paid $45,000 to acquire the leases and incurred an additional $26,405 of development costs which were capitalized to the value of oil and gas properties under ASC 932..

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500.  Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment.   The leases carry a 100 percent working interest of 82 percent net revenue interest.

On September 27, 2011, the Company also purchased a 30 percent interest in an 80 percent net revenue interest in three leases in Barton and Stafford Counties, Kansas for $220,800.   The three leases combined contain slightly more than 564 net acres.   In total there are seven active wells located in these leases.   There are four oil producing wells, two disposal wells and one injection well.

NOTE 5 - RELATED PARTY PAYABLES

The Company owed $178 and $-0- to related parties as of September 30, 2011 and December 31, 2010, respectively.  The liabilities are non-interest bearing, unsecured, and due upon demand.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On September 28, 2011 the Company borrowed $100,000 from an unrelated third party entity in the form of a convertible note.  The note bears interest at a rate of five percent per annum, with principal and interest due in full on September 24, 2012.  The note is convertible at any time, at the option of the note holder, into shares of the Company’s common stock, at ten percent below the current market price on the date of conversion.  For purposes of the note, “current market price” is defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date.  At September 30, 2011 the derivative liability was revalued at $93,428, which led to the Company recording a gain on derivative liability in the amount of $548.

NOTE 7 – COMMON STOCK

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

NOTE 7 – COMMON STOCK (CONTINUED)

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

Three months Ended September 30, 2011

Revenues
We generated $43,781 in revenue during the three months ended September 30, 2011.  These revenues pertain to our oil and gas properties in Pratt County, Kanas.  These are the first revenues earned by the Company and therefore represent a $43,781 increase from the comparable period in 2010.

Expenses

We incurred operating expenses in the amount of $164,150 during the three months ended September 30, 2011, compared to $9,399 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $87,908 in professional fees, $16,541 in general and administrative expenses, and $52,573 in lease operating expenses.

Other Income (Expenses)

We incurred total other income (expenses) of ($93,494) during the three months ended September 30, 2011, compared to $-0- for the corresponding period in 2010. The 2011 other expenses consisted primarily of $94,042 in interest expense, derived primarily from the Company’s derivative liability related to its convertible debt.

Net Loss

We incurred a net loss from operations of $213,863 during the three months ended September 30, 2011, compared to a net loss of $9,399 during the corresponding period in 2010. The increase resulted primarily from increased professional fees, general and administrative expenses, exploration costs, and interest expense incurred during 2011.

Nine months Ended September 30, 2011

Revenues
 We generated $43,781 in revenue during the nine months ended September 30, 2011. These revenues pertain to our oil and gas properties in Pratt County, Kanas.  These are the first revenues earned by the Company and therefore represent a $43,781 increase from the comparable period in 2010.

Expenses

We incurred operating expenses in the amount of $338,285 during the nine months ended September 30, 2011, compared to $35,967 for the corresponding period in 2010. The 2011 operating expenses consisted primarily of $208,360 in professional fees, $44,712 in general and administrative expenses, and $72,886 in lease operating costs.

Other Income (Expenses)

We incurred total other income (expenses) of ($93,494) during the nine months ended September 30, 2011, compared to $-0- for the corresponding period in 2010. The 2011 other expenses consisted primarily of $94,042 in interest expense, derived primarily from the Company’s derivative liability related to its convertible debt.

Net Loss

We incurred a net loss from operations of $387,998 during the nine months ended September 30, 2011, compared to a net loss of $35,967 during the corresponding period in 2010. The increase resulted primarily from increased professional fees, general and administrative expenses, exploration costs, and interest expense incurred during 2011.

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

On March 20, 2011 the company received $300,000 from this offering and will issue 10,909,100 shares to the subscriber.

On May 28, 2011 the company received $50,000 from this offering and will issue 1,818,180 shares to the subscriber.

On June 10, 2011 the company received $500,000 from this offering and will issue 18,181,820 shares to the subscriber.

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

November 23, 2011