Form 10-K
period 2011-12-31
Northumberland Resources, Inc.
filed 2012-04-16
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes [  ] No [  ] Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 162,159,100 common shares and -0- preferred shares issued and outstanding as of April 13, 2012.

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

any of which may cause our company’s or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Fracture - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

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

Igneous rocks - Rocks formed by the solidification of molten material from far below the earth's surface.

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

Magnetic survey - A geophysical survey that measures the intensity of the Earth's magnetic field.

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

Orebody- A natural concentration of valuable material that can be extracted and sold at a profit.

Outcrop - An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.

Plug - A common name for a small offshoot from a large body of molten rock.

Plutonic - Refers to rocks of igneous origin that have come from great depth.

Pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as "fool's gold".

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

Rock - Any natural combination of minerals; part of the earth's crust.

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

PART I

Item 1. Business.

Overview

We are in the business of precious minerals exploration and oil and gas exploration and production. In March, 2011 Northumberland (NHUR) was a successful bidder at the Evenson Oil Production Auction in Wichita, Kansas. NHUR acquired a 100 percent working interest and a 70 percent net revenue interest in the Mason, Thompson, Keyes and Harrel leases inclusive of all production and improvements. The leases were purchased at auction from RehOil & Gas, LLC. The leases of 280 acres located in the Sawyer field in Pratt County Kansas and 120 acres located in the Wildcat field, filed in Pratt County Kansas, were purchased for $260,000, of which $111,000 was allocated to the existing well operating equipment.

On June 11, 2011, the Company purchased a 30 percent working interest on an 24.45 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS. The Company paid $17,220 for the lease on 640 acres at $85 per acre.

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases.

In September, 2011 Northumberland Resources purchased at auction, two leases with the multiple acquisition of an additional 1,040 acres of productive oil and gas leases. The two leases located in Pratt County, KS consist of six wells with a 100% Working Interest of 70% Net Revenue Interest. These six wells leases are directly adjacent to our existing leases and will integrate the 6 fields and maximize efficiency and production. Included in the purchase is a gas compression station which will enhance flows from current operations. The purchase price of the Pratt County acquisition was $72,500, of which $50,000 was allocated to the existing well operating equipment.

On September 27, 2011, the Company also purchased a 23 percent interest in a net revenue interest ranging from 18.66 to 19.65 percent in three leases in Barton and Stafford Counties, Kansas for $220,800. The three leases combined contain slightly more than 564 net acres.

On December 19, 2011, the Company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres.

The Company currently has 33Oil, Gas and SWD wells, with interests in 2160 acres of leaseholds.

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

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell leases with the objective to improve current oil and gas production.

To date, we have raised $1,796,050 through the offer and sale of shares of our common stock pursuant to an exemption from registration provided by Regulation S promulgated under the Exchange Act. The following table summarizes the date of the offerings, the price per share paid, the number of shares sold and the amount raised for each offering.

Closing Date of Offering	The Price per Share Sold (post-split)		Number of Shares Sold (post-split)	Amount Raised
September 8, 2009	$0.0001		70,000,000	$3,500
November 30, 2009	$0.001		42,550,000	$42,550
March 30, 2011	$0.0275		10,909,100	$300,000
May 12, 2011	$0.0275		1,818,180	$50,000
June 6, 2011	$0.0275		18,181,120	$500,000
September 28, 2011	Convertible Debenture	(1)	TBD	$100,000
October 4, 2011	$0.15	(2)	2,666,667	$400,000
March 21, 2012	$0.60		833,333	$500,000

(1) 5% debenture due 9/24/12 convertible at the average of three lowest trades during five trading days previous to conversion date.

(2) The Company forward split the common shares 20:1 by means of a 19:1 dividend to shareholders of record 9/26/11

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas.

Government Regulations

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986 the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because of legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

● the construction of natural gas pipeline facilities, and

● the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment,
●	the discharge and disposition of waste materials,
●	the reclamation and abandonment of wells and facility sites, and
●	the remediation of contaminated sites,

and require:

●	permits for drilling operations,
●	drilling bonds, and
●	reports concerning operations.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,
●	Oil Pollution Act of 1990,
●	Federal Water Pollution Control Act,
●	Resource Conservation and Recovery Act (“RCRA”),
●	Toxic Substances Control Act, and
●	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

●	drilling,
●	development and production operations,
●	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
●	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
●	capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and
●	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will have a significant negative effect on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a “generator” or “transporter” of hazardous waste, or
●	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

●	the “owner” or “operator” of the site where hazardous substances have been released, and
●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

●	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
●	clean up contaminated property, including contaminated groundwater, or
●	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

Market for oil and gas production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and overriding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Employees

At present, we have no employees. We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers receive $1,000 per month as directors fees but do not have an employment agreement with us.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2 Properties.

Principal Office

Our principal office is located at 701 N Green Valley Pkwy., Ste. 200-258, Henderson, NV 89074. Our telephone number is (702) 335-0356. On January 1, 2012 we entered into an office rent agreement at $500 per month for the principal office space. The term of the agreement is for twelve months starting from January 1, 2012. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

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

On March 1, 2011, the Company purchased a 100 percent working interest on a 70 percent net revenue interest in certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000. Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment.

On June 11, 2011, the Company purchased a 30 percent working interest on an 24.45 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS. The Company paid $17,220 for the lease on 640 acres at $85 per acre.

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases.

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500. Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment. The leases carry a 100 percent working interest of 70 percent net revenue interest.

On September 27, 2011, the Company also purchased a 23 percent interest in a net revenue interest ranging from 18.66 to 19.65 percent in three leases in Barton and Stafford Counties, Kansas for $220,800. The three leases combined contain slightly more than 564 net acres.

On December 19, 2011, the Company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres.

About Our Mineral Claims

Our oil and gas leases are unencumbered and in good standing and there are no third party conditions which affect them other than conditions defined by the federal government. We have no insurance covering the claim.

Previous operations

The Company acquired the Harrel D oil lease located on 160 acres in Pratt County KS. The Harrel D wells # 3, 7 and 9 from which two barrels of oil per day have been pumped for the past 20 years. The Company also purchased the Keyes # 1 well producing 2.5 BOPD; the Thompson #1 well that is currently shut-in, but formerly produced 0.75 BOPD and will need to be re-opened; and the Mason #1, 2a, 3 and 4 wells that produce a cumulative 3 BOPD.

The Company currently has 33Oil, Gas and SWD wells, with interests in 2,160 acres of leaseholds.

Plant and equipment

There are pumping units, battery units, pipes and tubing adequate for maintaining continuous flow on the properties.

Agreements

We have a 100% Working Interest (WI) and a 70% Net Revenue Interest (NRI) in the Harrel D and Larrisonwells. We have the same 100% WI and 70% NRI in the Keyes A, Keyes B, Mason and Thompson wells. We have a working interests and net revenue interests in the Lester, Moon, Brenn, Dannebohn, Welsch Beaver, and Carver leases ranging from 15% to 30% and from 12.675% to 24.45, respectively. Our operators and pumpersareRehOil and Gas, LLC in Pratt KS, and Lasso Energy, Inc. in Chase KS. The purchaser of our crude oil production is Parnon Gathering Inc.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Northumberland.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 24, 2011 the Company effected a 20:1 forward split of its common stock to holders of record by means of a 19:1 dividend. Also, the Board approved the change in its authorized common stock from 100,000,000 to 2,000,000,000 common shares. Both these submissions were approved by shareholders holding more than 51% of the issued and outstanding common shares of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NHUR”. Our CUSIP number is 667133-102. The quotation was first posted at the opening on July 16, 2010 with an opening bid of $0.50.The following table shows the high and low trading prices for the past two years.

17

	2011	2011	2010	2010
	High	Low	High	Low
Qtr 1	N/A	N/A	N/A	N/A
Qtr 2	N/A	N/A	N/A	N/A
Qtr 3	$2.11	$2.11	N/A	N/A
Qtr 4	$2.25	$1.85	N/A	N/A

We did not make any dividend payments during the fiscal years ended December 31, 2011 or 2010 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2011 or 2010.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2011.

Holders of our Common Stock

As of February 10, 2012 the shareholders' list of our common shares showed 26 registered shareholders holding 162,159,100 common shares and no preferred shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past five years, Northumberland resources Inc. has sold the following securities which were not registered under the Securities Act:

We issued 70,000,000 (post-split) shares of restricted common stock at a price of $0.0001 per share through a Section 4(2) exemption to Geoffrey Scales our founder, officer and director on September 8, 2009 for cash consideration of $3,500.

Mr. Scales is a sophisticated investor and was in possession of all material information relating to the Company. Further, no commissions were paid in connection with the sale of the shares and no general solicitation was made.

On November 30, 2009 the Company issued 42,550,000 (post-split) of its common stock for $42,550 cash.

On January 17, 2011 the Company issued 7,200,000 (post-split) shares of its common stock to a consulting company for services provided valued at $7,200. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.001 per share

On February 8, 2011 the Company issued 400,000 (post-split) shares of its common stockeach to two officers of the Company for services provided valued at $800. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.001 per share

On March 20, 2011 the Company issued 10,909,100 (post-split) shares of its common stockwith proceeds to the Company of $300,000.

On April 1, 2011 the Company issued 7,200,000 (post-split) shares of its common stock to a consulting company for services provided valued at $198,000. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.0275 per share

On May 28, 2011 the Company issued 1,818,180 (post-split) shares of its common stockwith proceeds to the Company of $50,000.

On June 10, 2011 the Company issued 18,181,120 (post-split) shares of its common stockwith proceeds to the Company of $500,000.

On September 28, 2011 the Company entered into a convertible debenture agreement with anunafilliated corporation at five percent and due September 24, 2012. The conversion is at the average of the lowest price the company’s share trade five days previous to the date of the conversion. The face value of the debenture is $100,000.

On October 3, 2011 the Company issued 2,666,667 shares of its common stock with proceeds to the Company of $400,000.

On March 21, 2012 the Company issued 833,333 shares of its common stock with proceeds to the Company of $500,000.

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

We are a start-up, exploration stage company engaged in the search for oil and gas. Our business plan is to proceed with exploration of the Pratt and Cowley County Oil &Gas projects to determine if further drilling and/or using techniques to increase the flow of crude oil from our existing wells. Determination of whether or not to proceed will be provided by Melland engineering LLC of McPherson KS.

Employees

We intend to continue to use the services of subcontractors for manual labor work and an engineer or geologist to manage the development program. We have retained James Melland P.E., P.G. as senior geological/engineering consultant.

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

Results of Operations

	Year Ended
	December 31,
	2011	2010
Revenue	$82,603	$-
Operating Expenses	$719,111	$35,197
Net Profit (Loss)	$(672,077)	$(35,197)

Revenue

During the year ended December 31, 2011 the Company earned its first revenues from oil and gas production. Revenues for the year totaled $82,603, compared to $-0- for the 2010 fiscal year.

Expenses

Our operating expenses for the years ended December 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	December 31,
	2011	2010
Professional fees	$468,282	$13,629
Depletion, depreciation, amortization and accretion	76,187	-
Lease operating expenses	100,199	-
Exploration of resource property	-	-
General and administrative expenses	74,443	21,568
Total Operating Expenses	$719,111	$35,197

Operating expenses for the year ended December 31, 2011, increased by $683,914 as compared to 2010, primarily as a result of the commencement of our business plan.

During the year ended December 31, 2011, Northumberland incurred operating expenses of $719,111 as compared to $35,197 for 2010 and a total of $765,161 for the period from inception on June 22, 2009, to December 31, 2011. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Northumberland incurred $468,282 in professional fees for the fiscal year ended on December 31, 2011, as compared to $13,629 for the previous fiscal year. From inception to December 31, 2011, we have incurred $481,911 in professional fees mainly spent on legal, accounting, and consulting matters. This expense category will vary annually depending on corporate capital raising activities.

LEASE OPERATING EXPENSES: Northumberland incurred $100,199 in lease operating expenses for the fiscal year ended on December 31, 2011, as compared to $-0- for the previous fiscal year. From inception to December 31, 2011, we have incurred $104,499 in lease operating expenses. This expense category will likely increase as the Company expands its oil and gas production operations.

DEPLETION, DEPRECIATION, AMORTIZATION AND ACCRETION (“DDA”): Northumberland incurred $76,187 in DDA expenses for the fiscal year ended on December 31, 2011, as compared to $-0- for the previous fiscal year. From inception to December 31, 2011, we have incurred $76,187 in DDA expenses. This expense category will likely increase as the Company expands its oil and gas production operations.

GENERAL AND ADMINISTRATIVE EXPENSES: Northumberland incurred $74,443 in general and administrative expenses during the fiscal year ended December 31, 2011 as compared to $21,568 in 2010. Since inception through December 31, 2011 the Company has incurred a total of $99,064.

RESEARCH AND DEVELOPMENT: Northumberland has not incurred any expenses for research and development since inception on June 22, 2009.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2011, and none were incurred in the previous fiscal year which ended on December 31, 2010. From inception to December 31, 2011, there have been no charges to the compensation account.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date or from the date of inception.

At the end of the fiscal year under review, December 31, 2011, and as of the date of this report, Northumberland had 161,325,766 and 162,159,100 common shares issued and outstanding, respectively.

Liquidity and Financial Condition

Working Capital

	December 31,
	2011	2010
Current Assets	$92,751	$-
Current Liabilities	261,360	-
Working Capital	$168,609	$-

Cash Flows

	Year Ended
	December 31,
	2011	2010
Net Cash Used in Operating Activities	$(325,654)	$(35,197)
Net Cash Used In Investing Activities	(932,919)	-
Net Cash Provided by Financing Activities	1,350,124	-
Effect of Exchange Rate Changes	-	-
Increase In Cash During The Period	$91,551	$(35,197)

Since inception we have used common stock to raise money for our oil and gas acquisitions and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2011 was $1,350,124. In the fiscal year ended December 31, 2010, net cash flows from financing activities totaled $-0-. Net cash provided by financing activities from inception on June 22, 2009 through December 31, 2011 was $1,396,174.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011- 2012. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	-
Future property acquisitions	200,000
Working capital	250,000
$500,000

As at December 31, 2011, we had a working capital deficit of $168,609. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2011 and 2010 and are included herein immediately preceding the audited financial statements.

NORTHUMBERLAND RESOURCES, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010 and

From Inception on June 22, 2009 through December 31, 2011

NORTHUMBERLAND RESOURCES, INC.

_______________________________________

26

SADLER, GIBB& ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northumberland Resources, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Northumberland Resources, Inc. as of December 31, 2011 and 2010, and from inception on June 22, 2009 through December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Northumberland Resources, Inc. as of December 31, 2011 and 2010 and from inception on June 22, 2009 through December 31, 2011, and the results of their operations and their cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2012

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,551	$-
Deposits	1,200	-

Total Current Assets	92,751	-

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	981,336	-
Support equipment	163,968	-
Total property, plant and equipment	1,145,304	-
Accumulated depletion, depreciation, and amortization	(70,924)	-
Total Property, Plant and Equipment, net	1,074,380	-

TOTAL ASSETS	$1,167,131	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,983	$-
Related party payables	123	-
Convertible notes payable	30,673	-
Derivative liability	103,581	-

Total Current Liabilities	261,360	-

LONG TERM LIABILITIES

Asset retirement obligations	121,848	-

TOTAL LIABILITIES	383,208	-

STOCKHOLDERS' EQUITY
Common stock, 2,000,000,000 shares authorized at
par value of $0.001; 161,325,766 and 112,550,000
shares issued and outstanding, respectively	161,326	112,550
Additional paid-in capital	1,340,724	(66,500)
Deficit accumulated during the exploration stage	(718,127)	(46,050)

Total Stockholders' Equity	783,923	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,167,131	$-

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Statements of Operations

			From Inception
			on June 22,
	For the Years Ended		2009 Through
	December 31,		December 31,
	2011	2010	2011

REVENUES	$82,603	$-	$82,603

OPERATING EXPENSES

Depletion, depreciation, amortization and accretion expense	76,186	-	76,186
Lease operating expenses	100,199	-	104,499
Professional fees	468,282	13,629	481,911
General and administrative expenses	74,444	21,568	99,065
Impairment expense	-	-	3,500

Total Operating Expenses	719,111	35,197	765,161

NET LOSS FROM OPERATIONS	(636,508)	(35,197)	(682,558)

OTHER EXPENSES

Loss on derivative liability	(9,605)	-	(9,605)
Interest expense	(25,964)	-	(25,964)

Total Other Expenses	(35,569)	-	(35,569)

LOSS BEFORE INCOME TAXES	(672,077)	(35,197)	(718,127)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(672,077)	$(35,197)	$(718,127)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	146,108,762	112,550,000

The accompanying notes are an integral part of these financial statements

NOTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at inception on June 22, 2009	-	$-	$-	$-	$-

Common shares issued for cash to founders at $0.00005 per share	70,000,000	70,000	(66,500)	-	3,500

Common shares issued for cash at $0.001 per share	42,550,000	42,550	-	-	42,550

Net loss from inception on June 22, 2009 through December 31, 2009	-	-	-	(10,853)	(10,853)

Balance, December 31, 2009	112,550,000	112,550	(66,500)	(10,853)	35,197

Net loss for the year ended December 31, 2010	-	-	-	(35,197)	(35,197)

Balance, December 31, 2010	112,550,000	112,550	(66,500)	(46,050)	-

Common stock issued for cash	33,575,766	33,576	1,216,424	-	1,250,000

Common stock issued for services	15,200,000	15,200	190,800	-	206,000

Net loss for the year ended December 31, 2011	-	-	-	(672,077)	(672,077)

Balance, December 31, 2011	161,325,766	$161,326	$1,340,724	$(718,127)	$783,923

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

			From Inception
			on June 22,
	For the Year Ended		2009 Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(672,077)	$(35,197)	$(718,127)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	76,186	-	76,186
Amortization of debt discount	24,649	-	24,649
Change in derivative liability	9,605	-	9,605
Common stock issued for services	206,000	-	206,000
Impairment of oil and gas property costs	-	-	3,500
Changes in operating assets and liabilities:
Deposits	(1,200)	-	(1,200)
Accounts payable and accrued expenses	31,183	-	31,183

Net Cash Used in Operating Activities	(325,654)	(35,197)	(368,204)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(484,320)	-	(487,820)
Capitalized exploration and development costs	(334,631)	-	(334,631)
Purchase of well operating equipment	(113,968)	-	(113,968)

Net Cash Used in Investing Activities	(932,919)	-	(936,419)

FINANCING ACTIVITIES
Proceeds from related party payables	200	-	200
Repayments of related party payables	(76)	-	(76)
Proceeds from convertible notes payable	100,000	-	100,000
Common stock issued for cash	1,250,000	-	1,296,050

Net Cash Provided by Financing Activities	1,350,124	-	1,396,174

NET INCREASE (DECREASE) IN CASH	91,551	(35,197)	91,551
CASH AT BEGINNING OF PERIOD	-	35,197	-

CASH AT END OF PERIOD	$91,551	$-	$91,551

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

			From Inception
			on June 22,
	For the Year Ended		2009 Through
	December 31,		December 31,
	2011	2010	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES

Purchase of oil and gas properties for debt	$45,800	$-	$45,800
Purchase of well operating equipment for debt	$50,000	$-	$50,000
Derivative liability on convertible notes payable	$93,976	$-	$93,976
Increase in asset retirement obligations	$116,584	$-	$116,584

The accompanying notes are an integral part of these financial statements.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1 – NATURE OF BUSINESS

Northumberland Resources, Inc. (“the “Company”) is an oil and gas exploration and production company and was incorporated in the state of Nevada on June 22, 2009. Northumberland is an exploration stage company.

The Company is an “exploration stage company” as defined in the ASC Topic Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to acquiring oil and gas properties and its planned operations have not yet commenced. Only minimal revenues have been earned during the period from June 22, 2009 (date of inception) to December 31, 2011.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $91,551 and $-0- of cash and cash equivalents at December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom and the assessment of asset retirement obligations.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

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

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Ceiling test

Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. The Company has adopted U.S. Securities and Exchange Commission (“SEC”) Release 33-8995 and the amendments to ASC 932, “Extractive Industries — Oil and Gas” (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of December 31, 2011 and 2010, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably. The Company follows the “sales method” of accounting for oil and natural gas revenue, so it recognizes revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to its ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than its share of the expected remaining proved reserves.

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were 250,160 such common stock equivalents outstanding as of December 31, 2011 and 2010 arising from a convertible note payable executed during the year ended December 31, 2011.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share (Continued)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2011	2010
Loss (numerator)	$(672,077)	$(35,197)
Shares (denominator)	146,108,762	112,550,000
Per share amount	$(0.00)	$(0.01)

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $57,054 and $-0- during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010 oil and gas properties consisted of the following:

	December 31, 2011	December 31, 2010
Producing Activities
Proved properties	$981,336	$—
Accumulated depletion	(57,054)	—

Net Oil and Gas Properties	$924,282	$—

On March 1, 2011, the Company purchased a 100 percent working interest on a 70 percent net revenue interest in certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000. Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment. During the period ended December 31, 2011 the Company incurred $23,310 of exploration costs and $33,711 of development costs which have been capitalized to the value of oil and gas properties. The Company also purchased an additional $2,968 in support equipment on these leases.

On June 11, 2011, the Company purchased a 30 percent working interest on an 24.45 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS. The Company paid $17,220 for the lease on 640 acres at $85 per acre. Subsequent to acquiring the interest in these wells the Company incurred an additional $119,350 of exploration costs and $110,531 of development costs on the property which have been capitalized to the value of oil and gas properties.

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases and incurred an additional $26,881 of development costs which were capitalized to the value of oil and gas properties.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 4 – OIL AND GAS PROPERTIES (Continued)

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500. Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment. The leases carry a 100 percent working interest of 70 percent net revenue interest. Subsequent to purchase the Company capitalized $990 in exploration costs and $17,533 in development costs relating to these leases.

On September 27, 2011, the Company also purchased a 23 percent interest in a net revenue interest ranging from 18.66 to 19.65 percent in three leases in Barton and Stafford Counties, Kansas for $220,800. The three leases combined contain slightly more than 564 net acres. Subsequent to purchase the Company capitalized $2,326 in development costs relating to these leases.

On December 19, 2011, the Company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres. The Company has incurred no exploration or development costs with respect to these properties as of December 31, 2011.

During the year ended December 31, 2011, the Company established an asset retirement obligation of $116,586 for the wells acquired by the Company during the 2011 fiscal year, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. The accretion expense on the asset retirement obligation recorded for the year ended December 31, 2011 was $5,263, leaving an ending balance of $121,849.

NOTE 5 - RELATED PARTY PAYABLES

As of December 31, 2010 the Company owed $-0- to related parties. During the year ended December 31, 2011 the Company borrowed $200 and repaid $77 to a related party, leaving a balance of related party payables of $123 as of December 31, 2011. The liability is non-interest bearing, unsecured, and due upon demand.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $93,976 on the note date. As of December 31, 2011 the Company had amortized $24,649 of the debt discount to interest expense, leaving $69,327 in unamortized debt discount at December 31, 2011.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 7 – DERIVATIVE LIABILITY

On September 28, 2011 the Company executed a convertible note payable in the amount of $100,000 which is convertible at the holder’s option at 90 percent of the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

The fair value of the conversion option of the convertible note of $93,976 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes options pricing model to value the derivative liability and subsequent remeasurement. Included in the models are the following assumptions: risk free rates ranging from 0.10% to 0.12%, and annual volatilities which ranged from 259% to 517%.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2011 the derivative liability was revalued at $103,581, which led to the Company recording a loss on derivative liability in the amount of $9,605.

NOTE 8 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes , which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 8 – INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryover	$(244,163)	$(15,657)
Impairment expense	1,190	1,190
Discount on debt	9,061	—
Common stock issued for services	70,040	—
Depletion, depreciation, amortization and accretion expense	25,904	—
Change in derivative liability	3,266	—
Valuation allowance	134,703	14,467
Income tax expense per books	$—	$—

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(228,506)	$(11,967)
Discount on debt	9,061	—
Common stock issued for services	70,040	—
Depletion, depreciation, amortization and accretion expense	25,904	—
Change in derivative liability	3,266	—
Valuation allowance	120,236	11,967
Income tax expense per books	$—	$—

At December 31, 2011, the Company had net operating loss carry forwards of approximately $244,163 through 2031. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001. As of December 31, 2011 and 2010 the Company had 161,325,766 and 112,550,000 shares of common stock issued and outstanding, respectively. On August 25, 2011 the Company enacted a forward stock-split of the Company’s common stock on a twenty-shares-for-one-share basis. All discussion of common stock in these financial statements has been retroactively restated so as to show the effect of this forward stock-split.

For the year ended December 31, 2011 the Company issued 33,575,766 post-split shares of common stock (4,212,122 pre-split) at $0.04 per share for cash proceeds of $1,250,000. During the same fiscal period, the Company also issued 15,200,000 post-split shares of common stock (760,000 pre-split) at $0.01 per share for services valued at $206,000. The value of shares issued for services was based on the most-recent share price of stock issued for cash to non-related parties.

NOTE 10 – SUBSEQUENT EVENTS

In February, 2012 the Company purchased a 30 percent working interest in six oil and gas leases located in Cowley County, Kansas. The Company paid $140,400 for the leases.

On March 21, 2012 the Company issued 833,333 shares of common stock at $0.60 per share, yielding total cash proceeds of $500,000.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), "Modernization of Oil and Gas Reporting." ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," "proved undeveloped" and "probable" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities (Continued)

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2011 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2011, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	At December 31, 2011	At December 31, 2010
Net Proved Developed Reserves
Crude Oil (Bbls)	124,800	—
Natural Gas (Mcf)	143,000	—
Oil Equivalents (Boe)	—	—

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	—	—
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	124,800	—
Natural Gas (Mcf)	143,000	—
Oil Equivalents (Boe)	—	—

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2011 and 2010:

	At December 31, 2011	At December 31, 2010
Proved leasehold costs	$—	$—
Costs of wells and development	1,028,720	—
Capitalized asset retirement costs	116,584	—
Total cost of oil and gas properties	1,154,304	—
Accumulated depreciation and depletion	(70,924)	—
Net Capitalized Costs	$1,074,380	$—

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Acquisition of properties
Proved	$530,120	$—
Exploration costs	143,650	—
Development costs	190,982	—
Net Capitalized Costs	$864,792	$—

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2010
Crude oil and gas revenues	$82,602	$—
Production costs	(100,199)	—
Depreciation and depletion	(76,187)	—
Results of operations for producing activities, excluding corporate overhead	$(93,783)	$—

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $85.81/BO crude oil price, and a gas price of $4.18/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections. It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Future production and development costs were computed by estimating those expenditures expected to occur in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company’s oil and natural gas reserves.

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010

Future cash inflows	$3,961,663	$—
Future production and development costs	(1,517,706)	—
Future income tax and insurance expense	(316,618)	—
Future net cash inflows	2,127,339	—
10% annual discount for estimated timing of cash flows	(1,090,052)	—
Standardized measure of discounted future net cash flows	$1,037,287	$—

NORTHUMBERLAND RESOURCES, INC.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Beginning of period	$—	$—
Extensions, discoveries and improved recovery	—	—
Revisions of previous estimates	—	—
Purchases of reserves in place	733,326	—
Sales of reserves in place	—	—
Net change in prices and production costs	78,703	—
Accretion of discount	79,240	—
Sales of oil and natural gas produced, net of production costs	(15,156)	—
Changes in estimated future development cost	—	—
Development costs incurred	229,108	—
Net change in income taxes	(144,856)	—
Timing differences and other	—	—
End of period	$1,037,287	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 19, 2011 our Board of Directors approved of the disengagement of LBB & Associates LLP and the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of LBB& Associates LLP on the Company's financial statements for either of the two most recent fiscal years, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2009, a going concern qualification in the registrant's audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures.

As of Dec. 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2011:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2012.

Item 9B. Other Information.

At an shareholders meeting held in February 8, 2011, the stockholders approved the election of directors, FortunatoVillamagna and Peter Hewitt, to serve until the next Annual General Meeting of Shareholders or until their respective successors are elected or appointed;

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
FortunatoVillamagna	Chief Executive Officer	51	January 15, 2011

Peter Hewitt	President/Director Chief Financial Officer Director	46	February 8, 2011

Chris Knowles	Director	53	April 1, 2012

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, G. Scales, spent approximately 20% of his time (approximately 8 hours per week) on the affairs of Northumberland. Mr. Scales resigned on January 15, 2011. Dr. Villamagna our current President expects his commitment and requirement will remain approximately the same for the coming year.

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

Dr. Fortunato, Chief Executive Officer, President, Director

Dr. FortunatoVillamagna, age 51, has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. In addition to joining Northumberland Resources Inc. Dr. Villamagna is also secretary and Director of Lucky Boy Silver Corp., (symbol LUCB.OB). Dr. Villamagna also served as director and CEO of UTEC Inc. from January 7, 2007 to May 21, 2010. Prior to the role, Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive.We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Peter Hewitt, Age 46, has over 20 years experience working within the Graphic Design and Print Industry. He has worked for blue chip companies such as TVR Sports Cars Ltd and FindelPlc. From 1998 to the present Peter has been with Express Gifts Ltd and is the Studio Manager running a team of 20 highly skilled Graphic Designers. He and his team are responsible for producing catalogues for the mail order and internet markets. Before joining Express Gifts Peter was the Studio Manager for TVR Sports Cars and was instrumental in the setting up and development of a successful PR and Marketing Company.We believe Mr. Hewitt is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Mr. Chris Knowles, age 53, has many years of experience in executive management, production, acquisition, operations, leasehold evaluation and development of drilling prospects in the oil & gas industry. From December 2008 to the present, Mr. Knowles has served as a senior partner with Redhawk Advisors, LLC based in Wichita, Kansas. Over that period he has assisted with the acquisition of over 95,000 acres in the premier Mississippi Lime Zones for his firm and clients. From January 2001 to November 2007, Mr. Knowles was a partner in Westside Energy Corporation of Dallas, Texas. Mr. Knowles was charged with managing a staff of field Landmen, developing drilling locations, and acquiring multiple lease properties (80,000 acres) in 12 counties. Westside Energy went public on the American Stock Exchange and has since been acquired. Mr. Knowles hold a degree in Petroleum Land Management from the University of Houston.

Mr. Knowles will receive a director’s fee of $1,000 per month and has been granted 10,000 shares of restricted common stock of the Company for agreeing to act as a director.

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

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer who was serving as the executive officer at the end of the years ended December 31, 2011 and 2010; and

(b)	up to two additional individuals for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011, and 2010, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. FortunatoVillamagna(1) President, Chief Executive Officer, and Director	2011	Nil	Nil	$200	Nil	Nil	Nil	$11,000	$11,200
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Peter Hewitt(2) Chief Financial Officer, Secretary and Director	2011	Nil	Nil	$200	Nil	Nil	Nil	$11,000	$11,200
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Geoffrey Scales(3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

(1)	Dr. Villamagna was appointed as our President, Chief Executive Officer and a director of our company on January 15, 2011.

(2)	Peter Hewitt was appointed as our Chief Financial Officer, Secretary and a director of our company on February 8, 2010.

(3)	Mr. Scales resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 15, 2011.

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

Compensation of Directors

On February 8, 2011, the Board approved a Directors fee of $1,000 each per month toFortunatoVillamgnaand Peter Hewitt as director compensation. On April 1, 2012 the Board approved a Directors fee of $1,000 per month to Chris Knowles as director compensation.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On January 17, 2011, we entered into a business consulting agreement with Wannigan Consulting Corp., pursuant to which Wannigan Consulting agreed to, among other things, assist us in negotiating potential acquisitions and mergers, assist us in the implementation of short term and long term strategic planning, maintain our books and records, prepare all necessary regulatory and statutory filings required of our company, and act as liaison between our company and our auditor and our transfer agent. To compensate for these services, we agreed to pay Wannigan Consulting $10,000 per month and pre-approved expenses of $2,000 per month. We also agreed to issue 360,000 shares of our common stock for these services. This agreement was for a term of twelve months commencing on January 1, 2011 and will continue on a month to month basis. The parties agreed that either party has the right to terminate this agreement without cause and without notice or payment in lieu thereof upon the giving of the written notice of such termination.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common	DrFortunatoVillamagna 10805 Bernini Dr., Las Vegas, NV 89141	50,000,000(3) 400,000	Indirect Direct	30.8% < 1%

Common	Mr. Peter Hewitt 4 Chapel Close West Bradford, Lancashire, England BB& 4TH	400,000	Direct	< 1%

Common	Chris Knowles(4)	10,000	Direct	< 1%

Common	B. Geoffrey Scales 357 University Ave., Charlottetown, Prince Edward Island C1A 4M9 Canada	Nil

Common	Directors and Executive Officers as a Group (2 persons)	50,800,000		31.4%

Notes:

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 162,159,100 shares of our common stock issued and outstanding.

(2)	Based on 162,159,100 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by I-Quest, Inc., a private company of which Dr. Villamagna is also President and CEO.

(4)	These shares have not been issued at the date of this report.

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

Director Independence

Our board of directors consists of Dr. FortunatoVillamagna, Chris Knowles and Peter Hewitt. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Dr. Villamagnaand Peter Hewitt are not independent directors as Dr. Villamagnais our President and Chief Executive Officer and Mr. Hewitt is our Chief Financial Officer and Secretary.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011, and for fiscal year ended December 31, 2010, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Sadler, Gibb &Associates LLC

	Year Ended
	December 31,
	2011	2010
Audit Fees	$23,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,500	$5,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

(10)	Material Contracts

10.1	Business Consulting Agreement dated December 21, 2009 with Wannigan Consulting Corp.

10.2	Callable Convertible Note (incorporated by reference to an exhibit to the Form 10Q filed on 11/25/11).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of FortunatoVillamagna

31.2*	Section 302 Certification of Peter Hewitt

(32)	Section 906 Certifications

32.1*	Section 906 Certification of FortunatoVillamagna

32.2*	Section 906 Certification of Peter Hewitt

(101)	XBRL Related Documents

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES INC.

/s/ FortunatoVillamagna

By: FortunatoVillamagna

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FortunatoVillamagna

By: FortunatoVillamagna

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 16, 2012

/s/Peter Hewitt

By: Peter Hewitt

Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: April 16, 2012

