Form 10-Q
period 2012-06-30
Northumberland Resources, Inc.
filed 2012-08-20
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30th, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 162,169,099 shares of common stock issued and outstanding as of August 19, 2012.

2

NORTHUMBERLAND RESOURCES, INC.

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,802	$91,551
Accounts receivable	20,241	-
Prepaid expenses	19,000	-
Deposits	1,400	1,200

Total Current Assets	47,443	92,751

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	1,333,268	981,336
Support equipment	254,287	163,968
Total property, plant and equipment	1,587,555	1,145,304
Accumulated depletion, depreciation, and amortization	(322,639)	(70,924)
Total Property, Plant and Equipment, net	1,264,916	1,074,380

TOTAL ASSETS	$1,312,359	$1,167,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,403	$126,983
Related party payables	123	123
Convertible notes payable	77,404	30,673
Derivative liability	67,818	103,581

Total Current Liabilities	234,748	261,360

LONG TERM LIABILITIES
Asset retirement obligations	145,738	121,848

TOTAL LIABILITIES	380,486	383,208

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par value of $0.10; no shares issued and outstanding	-	-
Common stock, 198,000,000 shares authorized at par value of $0.001; 162,169,099 and 161,325,766 shares issued and outstanding, respectively	162,169	161,326
Additional paid-in capital	1,845,081	1,340,724
Accumulated deficit	(1,075,377)	(718,127)

Total Stockholders’ Equity	931,873	783,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,312,359	$1,167,131

The accompanying notes are an integral part of these condensed financial statements

NORTHUMBERLAND RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$97,858	$-	$280,150	$-

OPERATING EXPENSES

Depletion, depreciation, amortization and accretion expense	50,664	5,199	255,475	5,199
Lease operating expenses	100,299	17,368	173,836	20,313
Professional fees	69,174	3,868	149,178	44,823
General and administrative expenses	23,561	107,208	45,450	114,315

Total Operating Expenses	243,698	133,643	623,939	184,650

NET LOSS FROM OPERATIONS	(145,840)	(133,643)	(343,789)	(184,650)

OTHER EXPENSES

Gain on derivative liability	23,801	-	35,763	-
Interest expense	(24,611)	-	(49,224)	-

Total Other Expenses	(810)	-	(13,461)	-

LOSS BEFORE INCOME TAXES	(146,650)	(133,643)	(357,250)	(184,650)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(146,650)	$(133,643)	$(357,250)	$(184,650)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	162,169,099	136,422,140	161,800,407	129,932,220

The accompanying notes are an integral part of these condensed financial statements

NORTHUMBERLAND RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(357,250)	$(184,650)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	255,475	5,199
Amortization of debt discount	46,731	-
Change in derivative liability	(35,763)	-
Common stock issued for services	5,200	15,200
Changes in operating assets and liabilities:
Accounts receivable	(20,241)	-
Deposits	(200)	(1,200)
Prepaid expenses	(19,000)	(26,000)
Accounts payable - related parties	-	953
Accounts payable and accrued expenses	(37,578)	17,152

Net Cash Used in Operating Activities	(162,626)	(173,346)

INVESTING ACTIVITIES
Acquisition of oil and gas properties	(170,177)	(149,000)
Capitalized oil and gas exploration and development costs	(161,627)	-
Acquisition of oil and gas support equipment	(90,319)	(111,000)

Net Cash Used in Investing Activities	(422,123)	(260,000)

FINANCING ACTIVITIES
Common stock issued for cash	500,000	850,000

Net Cash Provided by Financing Activities	500,000	850,000

NET INCREASE IN CASH	(84,749)	416,654
CASH AT BEGINNING OF PERIOD	91,551	-

CASH AT END OF PERIOD	$6,802	$416,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES
Increase in asset retirement obligations	$20,129	$-

The accompanying notes are an integral part of these condensed financial statements.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at June 30, 2012, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2012, the Company recognized $233,016 of depletion expense related to oil and gas production during the period.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of June 30, 2012, no impairment has been recorded in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

Six Months Ended June 30, 2012

On May 14, 2012 the Company purchased a 35 percent gross working interest and a 28 percent net revenue interest in 98 acres of unproved oil and gas leases in Stafford County, Kansas for $12,569. Concurrent with this purchase, the Company paid $19,174 in additional development costs, and $66,181 for support equipment, for an aggregate purchase price of $97,924.

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,261 in additional development costs, and $17,542 for support equipment, for an aggregate purchase price of $62,011.

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres.

During the six months ended June 30, 2012, the Company established an asset retirement obligation of $20,129 for all oil and gas properties purchased during the period, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded for the period was $3,760.

NOTE 5 -RELATED PARTY PAYABLES

The Company owed $123 and $123 to related parties as of June 30, 2012 and December 31, 2011, respectively. The liabilities are non-interest bearing,unsecured, and due upon demand.

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

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at June 30, 2012 the derivative liability was revalued at $67,818. This led to the Company recording a gain on derivative liability of $35,763 for the period ended June 30, 2012.

NOTE 7– COMMON STOCK

On August 25, 2011 the Company enacted a forward stock-split of the Company’s common stock on a twenty-shares-for-one-share basis. All discussion of common stock in these financial statements has been retroactively restated to reflect this forward stock-split. During the period ended June 30, 2012, the Company increased its authorized common stock to 198,000,000 shares, and authorized 2,000,000 preferred shares with 1-to-100 voting rights and conversion ratio from preferred to common shares. As of June 30, 2012 and December 31, 2011 there were 162,159,099 and 161,325,766 common shares issued and outstanding, respectively.

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

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2012 and December 31, 2011

(Unaudited)

NOTE 7 – COMMON STOCK (CONTINUED)

During the six months ended June 30, 2012, the Company issued 833,333 shares of $0.001 par value common stock for cash at $0.60 per share for proceeds of $500,000.

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

NOTE 8 – SUBSEQUENT EVENTS

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

On May 14, 2012 the Company purchased a 35 percent gross working interest and a 28 percent net revenue interest in 98 acres of unproved oil and gas leases in Stafford County, Kansas for $12,569. Concurrent with this purchase, the Company paid $19,174 in additional development costs, and $66,181 for support equipment, for an aggregate purchase price of $97,924.

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,261 in additional development costs, and $17,542 for support equipment, for an aggregate purchase price of $62,011.

At June 30, 2012, the Company has established an asset retirement obligation of $136,715 for all oil and gas properties purchased since inception, which has been capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded on these obligations since inception totals $9,023, leaving a balance of 145,738 at June 30, 2012.

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

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell Sanders, Asmussen and Carver leases with the objective to improve current oil and gas production.

Results of Operations for the Six Months Ended June 30, 2012

Revenues

We had revenues of $280,150 during the six months ended June 30, 2012, compared to $-0- revenues during the corresponding period in 2011. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $632,939 during the six months ended June 30, 2012, compared to $184,650 for the corresponding period in 2011. The 2012 operating expenses consisted primarily of $45,450 in general and administrative expenses such as office expenses, $149,178 in professional fees, $173,839 in lease operating expenses and $255,475 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $20,313, professional fees of $44,823, and general and administrative expenses of $114,315, and $5,199 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2011. The increase was due to beginning of oil production in July 2011. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss from operations of $343,789 during the six months ended June 30, 2012, compared to a net loss of $184,650 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations for the Three Months Ended June 30, 2012

Revenues

We had revenues of $97,858 during the three months ended June 30, 2012, compared to $-0- revenues during the corresponding period in 2011. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $243,698 during the three months ended June 30, 2012, compared to $133,643 for the corresponding period in 2011. The 2012 operating expenses consisted primarily of $23,561 in general and administrative expenses such as office expenses, $69,174 in professional fees, $100,299 in lease operating expenses and $50,664 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $17,368, professional fees of $3,868, and general and administrative expenses of $107,208, and $5,199 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2011. The increase was due to beginning of oil production in July 2011. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss from operations of $145,840 during the three months ended June 30, 2012, compared to a net loss of $133,643 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 for the three months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2012 consisted of $6,802 in cash.

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

On September 27, 2011, we also purchased a 30% interest in Lasso Energy, LLC’s 80% Net Revenue Interest in three leases in Barton and Stafford County, Kansas. The three leases combined contain slightly more than 564 net acres. In total there are seven active wells and no inactive wells in these leases. There are four oil producing wells, two disposal wells and one injection well.

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

The Company purchased a 15% interest in the 1,040 acre “Carver Project”. Plans call for the completion of the Carver #1 well by the end of August 2012.

The Company purchased a 30% interest a 1,202 acre, 4 lease package called the Wilson, Barber,Trobaugh and Holt. Out of the ten Holt wells one is a good SWD well and the other nine are producing wells. Out of the nine producing wells NHUR will plug and abandon the worst of the three on the Holt lease, bring online the best three of them and target the other three of them for later development.

A maintenance program has been initiated on the Holt Leases. The Company will bring online one of the wells on the Wilson lease to keep the leasehold current. These Leases surround the Carver Project.

On May 9, 2012 we purchased a 35% Working Interest and 28% Net Revenue Interest in the Sanders Lease with two producing oil wells and one Salt Water Disposal well in Stafford County KSfor $97,924.

On May 14, 2012 we purchased a 12 ½% WI and 10% NRI in the Asmussen Lease with one producing well and one SWD well in Butler County KS. for$62,011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company’s finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2012:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2012, the Company entered into a Common Stock Purchase Agreement with ThorFinn Partners, a private investment group, with such agreement being effective March 21, 2012. As previously disclosed by the Company in its Annual Report filed on Form 10-K for the year ended December 31, 2011, the Company received a $500,000 subscription for the issuance of 833,333 shares of common stock at a price of $0.60 per share on March 21, 2012. This amount was received from ThorFinn Partners in anticipation of a broader financing arrangement as detailed in the Common Stock Purchase Agreement filed herewith. Under the terms of the Common Stock Purchase Agreement, until March 21, 2013, ThorFinn Partners may purchase common stock of the Company at a price of $0.60 per share in tranches of up to $500,000. The total financing amount is up to $3,000,000, including and incorporating the initial $500,000 tranche that closed on March 21, 2012. Closings of additional tranches are conditional upon the mutual agreement of the parties.

On May 7, 2012 we issued 10,000 restricted common shares of the Company’s stock to a Director of the Company as compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2012, a majority of the shareholders approved the change to the number of common shares from 2,000,000,000 to 198,000,000 common shares and 2,000,000 preferred shares. The preferred shares have a 1 to 100 voting and conversion ratio preferred to common.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Northumberland Resources, Inc.*

3.2	Bylaws of Northumberland Resources, Inc.*

3.3	Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.

10.0	Materials Contracts-leases and ThorFinn documents. Incorporated by reference in 10Q filed 5/21/12.

10.1	Purchase Agreement and Investors Rights Agreement with Thorfinn Partners. Incorporated by reference in 8K filed 5/02/12.

10.2	Property acquisitions. Incorporated by reference in 8K filed 10/03/11 and August 14, 2012.

10.3	Convertible Debenture September 26, 2011 Incorporated by reference in 10Q/a filed 11/25/11.

14.1	Code of Ethics, Corporate Charters and Governances. Incorporated by reference in 8K filed 5/02/12.

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to our registration statement on Form S-1 filed March 9, 2010 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES, INC.

/s/ FortunatoVillamagna
FortunatoVillamagna
President (Principal Executive Officer)

/s/ Peter Hewitt
Peter Hewitt
Secretary, CFO (Principal Accounting Officer)

August 20, 2012

