Form 10-Q/A
period 2012-06-30
Northumberland Resources, Inc.
filed 2012-08-27
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

NORTHUMBERLAND RESOURCES, INC.

EXPLANATORY NOTE

Northumberland Resources, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 20, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Company’s Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Northumberland Resources, Inc.*

3.2	Bylaws of Northumberland Resources, Inc.*

3.3	Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.

10.0	Materials Contracts-leases and ThorFinn documents. Incorporated by reference in 10Q filed 5/21/12.

10.1	Purchase Agreement and Investors Rights Agreement with Thorfinn Partners. Incorporated by reference in 8K filed 5/02/12.

10.2	Property acquisitions. Incorporated by reference in 8K filed 10/03/11 and August 14, 2012.

10.3	Convertible Debenture September 26, 2011 Incorporated by reference in 10Q/a filed 11/25/11.

14.1	Code of Ethics, Corporate Charters and Governances. Incorporated by reference in 8K filed 5/02/12.

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

*	Filed as an exhibit to our registration statement on Form S-1 filed March 9, 2010 and incorporated herein by this reference
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES, INC.

/s/ FortunatoVillamagna
FortunatoVillamagna
President (Principal Executive Officer)

/s/ Peter Hewitt
Peter Hewitt
Secretary, CFO (Principal Accounting Officer)

August 27, 2012