Form 10-Q
period 2012-09-30
Northumberland Resources, Inc.
filed 2012-11-19
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 50,486,667 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of November 19, 2012.

2

NORTHUMBERLAND RESOURCES, INC.

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239	$91,551
Prepaid expenses	1,000	-
Deposits	1,400	1,200

Total Current Assets	2,639	92,751

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	1,365,534	981,336
Support equipment	254,287	163,968
Total property, plant and equipment	1,619,821	1,145,304
Accumulated depletion, depreciation, and amortization	(456,251)	(70,924)
Total Property, Plant and Equipment, net	1,163,570	1,074,380

TOTAL ASSETS	$1,166,209	$1,167,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,886	$126,983
Related party payables	5,123	123
Convertible notes payable	100,000	30,673
Derivative liability	11,208	103,581

Total Current Liabilities	239,217	261,360

LONG TERM LIABILITIES
Asset retirement obligations	154,866	121,848

TOTAL LIABILITIES	394,083	383,208

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par value of $0.10; 809,400 shares issued and outstanding	80,940	-
Common stock, 198,000,000 shares authorized at par value of $0.001; 81,229,099 and 161,325,766 shares issued and outstanding, respectively	81,229	161,326
Additional paid-in capital	1,845,081	1,340,724
Accumulated deficit	(1,235,124)	(718,127)

Total Stockholders’ Equity	772,126	783,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,166,209	$1,167,131

The accompanying notes are an integral part of these condensed financial statements

NORTHUMBERLAND RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$87,594	$43,781	$367,744	$43,781

OPERATING EXPENSES

Depletion, depreciation, amortization and accretion expense	142,741	7,128	398,216	12,327
Lease operating expenses	54,680	52,573	228,516	72,886
Professional fees	64,432	87,908	213,610	208,360
General and administrative expenses	18,118	16,541	63,568	44,712

Total Operating Expenses	279,971	164,150	903,910	338,285

NET LOSS FROM OPERATIONS	(192,377)	(120,369)	(536,166)	(294,504)

OTHER EXPENSES

Gain on derivative liability	56,610	548	92,373	548
Interest expense	(23,980)	(94,042)	(73,204)	(94,042)

Total Other Expenses	32,630	(93,494)	19,169	(93,494)

LOSS BEFORE INCOME TAXES	(159,747)	(213,863)	(516,997)	(387,998)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(159,747)	$(213,863)	$(516,997)	$(387,998)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	139,284,751	158,659,100	154,242,031	141,000,223

The accompanying notes are an integral part of these condensed financial statements

NORTHUMBERLAND RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(516,997)	$(387,998)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion, amortization and accretion	398,216	12,327
Amortization of debt discount	69,327	-
Change in derivative liability	(92,373)	93,428
Common stock issued for services	5,200	8,000
Changes in operating assets and liabilities:
Accounts receivable	-	(3,927)
Deposits	(200)	(1,200)
Prepaid expenses	(1,000)	(15,000)
Accounts payable and accrued expenses	(4,097)	25,455

Net Cash Used in Operating Activities	(141,924)	(268,915)

INVESTING ACTIVITIES
Acquisition of oil and gas properties	(170,177)	(225,720)
Capitalized oil and gas exploration and development costs	(193,892)	(264,960)
Acquisition of oil and gas support equipment	(90,319)	(113,968)

Net Cash Used in Investing Activities	(454,388)	(604,648)

FINANCING ACTIVITIES
Proceeds from related-party debt	5,000	200
Repayments of related party payables	-	(77)
Proceeds from convertible debt	-	100,000
Common stock issued for cash	500,000	850,000

Net Cash Provided by Financing Activities	505,000	950,123

NET INCREASE (DECREASE) IN CASH	(91,312)	76,560
CASH AT BEGINNING OF PERIOD	91,551	-

CASH AT END OF PERIOD	$239	$76,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITES
Purchase of oil and gas properties for debt	$-	$270,708
Purchase of well operating equipment for debt	$-	$50,000
Increase in asset retirement obligations	$20,129	$55,838
Common stock issued for prepaid services	$-	$7,200
Preferred stock issued in conversion of common stock	$80,940	$-

The accompanying notes are an integral part of these condensed financial statements

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the period ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

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

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine months ended September 30, 2012, the Company recognized $353,810 of depletion expense related to oil and gas production.

Ceiling Test

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of September 30, 2012, no impairment has been recorded in connection with the full cost ceiling test calculation.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

Nine Months Ended September 30, 2012

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

During the nine months ended September 30, 2012, the Company established an asset retirement obligation of $20,129 for all oil and gas properties purchased during the period, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded for the period was $12,888.

NOTE 5 – RELATED PARTY PAYABLES

The Company owed $5,123 and $123 to related parties as of September 30, 2012 and December 31, 2011, respectively. The liabilities are non-interest bearing,unsecured, and due upon demand.

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

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at September 30, 2012 the derivative liability was revalued at $11,208. This led to the Company recording a gain on derivative liability of $92,373 for the period ended September 30, 2012.

As of September 30, 2012 the convertible note was in default. Pursuant to the terms of the note, the unpaid balance began accruing interest at the default rate of 15 percent per annum, and will continue accruing interest at this rate until the note is satisfied in full. At September 30, 2012 the total accrued interest owing on the note amounted to $5,182.

NOTE 7– STOCKHOLDERS’ EQUITY

On August 25, 2011 the Company enacted a forward stock-split of the Company’s common stock on a twenty-shares-for-one-share basis. All discussion of common stock in these financial statements has been retroactively restated to reflect this forward stock-split. During the period ended September 30, 2012, the Company increased its authorized common stock to 198,000,000 shares, and authorized 2,000,000 preferred shares with 1-to-100 voting rights and conversion ratio from preferred to common shares. Additionally, during the period ended September 30, 2012, the Company converted 80,940,000 shares of outstanding common stock into 809,400 shares of preferred stock. As of September 30, 2012 and December 31, 2011 there were 81,229,099 and 161,325,766 common shares issued and outstanding, respectively.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2012 and December 31, 2011

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the nine months ended September 30, 2012, the Company issued 833,333 shares of $0.001 par value common stock for cash at $0.60 per share for proceeds of $500,000.

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

At September 30, 2012, the Company has established an asset retirement obligation of $136,715 for all oil and gas properties purchased since inception, which has been capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded on these obligations since inception totals $18,151, leaving a balance of 154,866 at September 30, 2012.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenues

We had revenues of $87,594 during the three months ended September 30, 2012, compared to $43,781 in revenues during the corresponding period in 2011. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $279,971 during the three months ended September 30, 2012, compared to $164,150 for the corresponding period in 2011. The 2012 operating expenses consisted primarily of $18,118 in general and administrative expenses such as office expenses, $64,432 in professional fees, $54,680 in lease operating expenses and $142,741 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $52,573, professional fees of $87,908, and general and administrative expenses of $16,541, and $7,128 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2011. The increase in operating expenses was due to beginning of oil production in July 2011. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $159,747 during the three months ended September 30, 2012, compared to a net loss of $213,863 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Revenues

We had revenues of $367,744 during the nine months ended September 30, 2012, compared to $43,781 revenues during the corresponding period in 2011. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $903,910 during the nine months ended September 30, 2012, compared to $338,285 for the corresponding period in 2011. The 2012 operating expenses consisted primarily of $63,568 in general and administrative expenses such as office expenses, $213,610 in professional fees, $228,516 in lease operating expenses and $398,216 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $72,886, professional fees of $208,360, and general and administrative expenses of $44,712, and $12,327 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2011. The increase in operating expenses was due to beginning of oil production in July 2011. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $516,997 during the nine months ended September 30, 2012, compared to a net loss of $387,998 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 for the nine months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2012 consisted of $239 in cash.

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

On September 27, 2011, we also purchased a 30% interest in Lasso Energy, LLC's 80% Net Revenue Interest in three leases in Barton and Stafford County, Kansas. The three leases combined contain slightly more than 564 net acres. In total there are seven active wells and no inactive wells in these leases. There are four oil producing wells, two disposal wells and one injection well.

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

On May 9, 2012 we purchased a 35% Working Interest and 28% Net Revenue Interest in the Sanders Lease with two producing oil wells and one Salt Water Disposal well in Stafford County KS for $97,924.

On May 14, 2012 we purchased a 12 ½% WI and 10% NRI in the Asmussen Lease with one producing well and one SWD well in Butler County KS. for $62,011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2012:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2012, the Company entered into a Common Stock Purchase Agreement with ThorFinn Partners, a private investment group, with such agreement being effective March 21, 2012. As previously disclosed by the Company in its Annual Report filed on Form 10-K for the year ended December 31, 2011, the Company received a $500,000 subscription for the issuance of 833,333 shares of common shares at a price of $0.60 per share on March 21, 2012. This amount was received from ThorFinn Partners in anticipation of a broader financing arrangement as detailed in the Common Stock Purchase Agreement filed herewith. Under the terms of the Common Stock Purchase Agreement, until March 21, 2013, ThorFinn Partners may purchase common stock of the Company at a price of $0.60 per share in tranches of up to $500,000. The total financing amount is up to $3,000,000, including and incorporating the initial $500,000 tranche that closed on March 21, 2012. Closings of additional tranches are conditional upon the mutual agreement of the parties.

On May 7, 2012 we issued 10,000 restricted common shares of the Company’s stock to a Director of the Company as compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2012, a majority of the shareholders approved the change to the number of common shares from 2,000,000,000 to 198,000,000 common shares and 2,000,000 preferred shares. The preferred shares have a 1 to 100 voting and conversion ratio preferred to common.

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

November 19, 2012

