Form 10-K
period 2012-12-31
Northumberland Resources, Inc.
filed 2013-04-15
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 62,449,003 common shares and 809,400 preferred shares issued and outstanding as of April 12, 2013.

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

On March 1, 2011, the Company purchased a 100 percent working interest on a 70 percent net revenue interest in certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000. Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment. Subsequent to acquiring the interests in these leases the Company has incurred $23,310 of exploration costs and $60,702 of development costs which have been capitalized to the value of oil and gas properties.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases and incurred an additional $26,881 of development costs which were capitalized to the value of oil and gas properties under.

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500. Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment. The leases carry a 100 percent working interest of 70 percent net revenue interest. Subsequent to purchase the Company capitalized $990 in exploration costs and $18,363 in development costs relating to these leases.

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

On December 19, 2011, the company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres. Subsequent to purchase the Company capitalized $65,741 in development costs relating to these leases.

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres. Subsequent to purchase the company capitalized $1,488 in support equipment and $26,351 in development costs.

On May 14, 2012 the Company purchased a 35 percent gross working interest and a 28 percent net revenue interest in 98 acres of unproved oil and gas leases in Stafford County, Kansas for $12,569. Concurrent with this purchase, the Company paid $22,673 in additional development costs, and $66,181 for support equipment, for an aggregate purchase price of $101,387. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $6,484.

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,401 in additional development costs, and $18,021 for support equipment, for an aggregate purchase price of $62,630. Subsequent to purchase the Company capitalized $479 in support equipment. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $7,464.

During the year ended December 31, 2012, the Company established an asset retirement obligation of $20,129 for the wells acquired by the Company during the 2012 fiscal year, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense on the asset retirement obligation recorded for the year ended December 31, 2012 was $16,998, leaving an ending balance of $158,976.

The Company currently has 87 Oil, Gas and SWD wells, with interests in 2,020 acres of leaseholds.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell leases with the objective to improve current oil and gas production.

To date, we have raised $2,296,050 through the offer and sale of shares of our common stock pursuant to an exemption from registration provided by Regulation S promulgated under the Exchange Act. The following table summarizes the date of the offerings, the price per share paid, the number of shares sold and the amount raised for each offering.

Closing Date of Offering	Price Per Share Sold (post-split)		Number of Shares Sold (post-split)	Amount Raised
September 8, 2009	$0.0001		70,000,000	$3,500
November 30, 2009	$0.001		42,550,000	$42,550
March 30, 2011	$0.0275		10,909,100	$300,000
May 12, 2011	$0.0275		1,818,180	$50,000
June 6, 2011	$0.0275		18,181,120	$500,000
September 28, 2011	Convertible Debenture	(1)	TBD	$100,000
October 4, 2011	$ 0.15 (2)		2,666,667	$400,000
March 21, 2012	$0.60		833,333	$500,000

(1)	5% debenture due 9/24/12 convertible at the average of three lowest trades during five trading days previous to conversion date.

(2)	The Company forward split the common shares 20:1 by means of a 19:1 dividend to shareholders of record 9/26/11

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

Item 2. Properties.

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

Our Oil and Gas Leases

On March 1, 2011, the Company purchased a 100 percent working interest on a 70 percent net revenue interest in certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000. Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment. Subsequent to acquiring the interests in these leases the Company has incurred $23,310 of exploration costs and $108,168 of development costs which have been capitalized to the value of oil and gas properties.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases and incurred an additional $26,881 of development costs which were capitalized to the value of oil and gas properties under.

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500. Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment. The leases carry a 100 percent working interest of 70 percent net revenue interest. Subsequent to purchase the Company capitalized $990 in exploration costs and $18,363 in development costs relating to these leases.

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

On December 19, 2011, the company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres. Subsequent to purchase the Company capitalized $82,542 in development costs relating to these leases.

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres. Subsequent to purchase the company capitalized $1,488 in support equipment and $26,351 in development costs.

On May 14, 2012 the Company purchased a 35 percent gross working interest and a 28 percent net revenue interest in 98 acres of unproved oil and gas leases in Stafford County, Kansas for $12,569. Concurrent with this purchase, the Company paid $22,637 in additional development costs, and $66,181 for support equipment, for an aggregate purchase price of $101,387. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $6,484.

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,401 in additional development costs, and $17,542 for support equipment, for an aggregate purchase price of $62,151. Subsequent to purchase the Company capitalized $479 in support equipment. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $7,464.

During the year ended December 31, 2012, the Company established an asset retirement obligation of $20,129 for the wells acquired by the Company during the 2012 fiscal year, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. The accretion expense on the asset retirement obligation recorded for the year ended December 31, 2012 was $16,998, leaving an ending balance of $158,976.

About Our Oil and Gas Leases

Our oil and gas leases are unencumbered and in good standing and there are no third party conditions which affect them other than conditions defined by the federal government. We have no insurance covering the claim.

The Company currently has 87 Oil, Gas and SWD wells, with interests in 2,020 acres of leaseholds.

Plant and equipment

There are pumping units, battery units, pipes and tubing adequate for maintaining continuous flow on the properties.

Agreements

We have a 100% Working Interest (WI) and a 70% Net Revenue Interest (NRI) in the Harrel D, Larrison, Keyes A, Keyes B, Mason, and Thompson wells. We have working interests and net revenue interests in the Lester, Moon, Brenn, Dannebohn, Welsch Beaver, Carver, Miller, and Magnussen leases ranging from 15% to 30% and from 12.675% to 24.45%, respectively. We have working interests and revenue interests in the Trobaugh, Wilson, Long, and Holt leases of 30% and 26.25%, respectively. We have a 12.5% working interest and a 10% revenue interest in the Asmussen lease, and a 35% working interest and a 28% revenue interest in the Sanders lease. Our operators and pumpersare RehOil and Gas, LLC in Pratt KS, and Lasso Energy, Inc. in Chase KS. The purchaser of our crude oil production is Parnon Gathering Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Effective September 24, 2011 the Company effected a 20:1 forward split of its common stock to holders of record by means of a 19:1 dividend. Also, the Board approved the change in its authorized common stock from 100,000,000 to 198,000,000 common shares and 2,000 preferred shares. Both these submissions were approved by shareholders holding more than 51% of the issued and outstanding common shares of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NHUR”. Our CUSIP number is 667133-102. The quotation was first posted at the opening on July 16, 2010 with an opening bid of $0.50. The following table shows the high and low trading prices for the past two years.

	2012	2012	2011	2011
	High	Low	High	Low
Qtr 1	$0.52	$0.45	N/A	N/A
Qtr 2	$0.52	$0.52	$1.0003	$0.0755
Qtr 3	$0.55	$0.52	$0.1055	$0.1055
Qtr 4	$0.55	$0.55	$2.25	$0.40

We did not make any dividend payments during the fiscal years ended December 31, 2012 or 2011 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2012 or 2011.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2012.

Holders of our Common Stock

As of April 12, 2013 the shareholders’ list of our common shares showed 26 registered shareholders holding 62,449,003 common shares and no preferred shares.

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

On January 17, 2011 the Company issued 7,200,000 (post-split) shares of its common stock to a consulting company for services provided valued at $7,200. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.001 per share

On February 8, 2011 the Company issued 800,000 (post-split) shares of its common stock each to two officers of the Company for services provided valued at $800. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.001 per share

On March 20, 2011 the Company issued 10,909,100 (post-split) shares of its common stock with proceeds to the Company of $300,000.

On April 1, 2011 the Company issued 7,200,000 (post-split) shares of its common stock to a consulting company for services provided valued at $198,000. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.0275 per share

On May 28, 2011 the Company issued 1,818,180 (post-split) shares of its common stock with proceeds to the Company of $50,000.

On June 10, 2011 the Company issued 18,181,120 (post-split) shares of its common stock with proceeds to the Company of $500,000.

On October 3, 2011 the Company issued 2,666,667 shares of its common stock with proceeds to the Company of $400,000.

On March 21, 2012 the Company issued 833,333 shares of its common stock with proceeds to the Company of $500,000.

On April 1, 2012 the Company issued 10,000 shares of its common stock for services of $5,200.

On September 28, 2011 the Company entered into a convertible debenture agreement with an unaffiliated corporation at five percent and was originally due September 24, 2012. The conversion is at the average of the lowest price the company’s share trade five days previous to the date of the conversion. The face value of the debenture is $100,000. On January 17, 2013 the Company issued 219,903 shares of its common stock for conversion of debt.

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

At present, we have no employees. We currently operate with two executive officers, who devote their time as required to our business operations. Our executive officers receive a directors fee of $1,000 per month, but do not have an employment agreement with the Company.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Results of Operations

	For the Years Ended December 31,
	2012	2011
Revenue	$445,667	$82,603
Operating Expenses	(1,186,799)	(719,111)
Other Income (Expenses)	15,011	(35,569)
Net Profit (Loss)	$(726,121)	$(672,077)

Revenue

During the year ended December 31, 2011 the Company earned its first revenues from oil and gas production. Revenues for the year totaled $82,603, and increased to $445,667 during the 2012 fiscal year.

Expenses

Our operating expenses for the years ended December 31, 2012 and 2011 are outlined in the table below:

	For the Years Ended December 31,
	2012	2011
Professional fees	$278,834	$468,282
Depletion, depreciation, amortization and accretion	520,693	76,186
Impairment of oil and gas properties	13,948	-
Lease operating expenses	292,878	100,199
General and administrative expenses	80,446	74,444
Total Operating Expenses	$1,186,799	$719,111

Operating expenses for the year ended December 31, 2012, increased by $467,688 compared to 2011, primarily as a result of the commencement of our business plan, with its resulting increases is depletion, depreciation, amortization and accretion expense, as well as lease operating expenses.

During the year ended December 31, 2012, Northumberland incurred operating expenses of $1,186,799 as compared to $719,111 for 2011. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: Northumberland incurred $278,834 in professional fees for the fiscal year ended on December 31, 2012, as compared to $468,282 for the previous fiscal year. Professional fees consist primarily of legal, accounting, and consulting matters. This expense category will vary annually depending on corporate capital raising activities.

LEASE OPERATING EXPENSES: Northumberland incurred $292,878 in lease operating expenses for the fiscal year ended on December 31, 2012, as compared to $100,199 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

DEPLETION, DEPRECIATION, AMORTIZATION AND ACCRETION (“DDA”): Northumberland incurred $520,693 in DDA expenses for the fiscal year ended on December 31, 2012, as compared to $76,186 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

GENERAL AND ADMINISTRATIVE EXPENSES: Northumberland incurred $80,446 in general and administrative expenses during the fiscal year ended December 31, 2011 as compared to $74,444 in 2011.

RESEARCH AND DEVELOPMENT: Northumberland has not incurred any expenses for research and development since inception on June 22, 2009.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2012, and none were incurred in the previous fiscal year which ended on December 31, 2011.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date or from the date of inception.

At the end of the fiscal year ended December 31, 2012, and as of the date of this report, Northumberland had 62,449,003 and 62,229,100 common shares issued and outstanding, respectively, as well as 809,400 shares of preferred stock issued and outstanding, respectively.

Liquidity and Financial Condition

Working Capital

	For the Years Ended December 31,
	2012	2011
Current Assets	$2,426	$92,751
Current Liabilities	289,729	261,360
Working Capital	$(287,303)	$(168,609)

Cash Flows

	For the Years Ended December 31,
	2012	2011
Net Cash Used in Operating Activities	$176,111	$325,654
Net Cash Used in Investing Activities	432,414	932,919
Net Cash Provided by Financing Activities	518,000	1,350,124
Change in Cash During the Period	$(90,525)	$91,551

Since inception we have used common stock to raise money for our oil and gas acquisitions and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2012 was $518,000. In the fiscal year ended December 31, 2011, net cash flows from financing activities totaled $1,350,124.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2013. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	-
Future property acquisitions	200,000
Working capital	250,000
Total	$500,000

As at December 31, 2012, we had a working capital deficit of $287,303. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2012 and 2011 and are included herein immediately preceding the audited financial statements.

NORTHUMBERLAND RESOURCES, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011 and

From Inception on June 22, 2009 through December 31, 2012

NORTHUMBERLAND RESOURCES, INC.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northumberland Resources, Inc.

We have audited the accompanying balance sheets of Northumberland Resources, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Northumberland Resources, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC
Sadler, Gibb & Associates, LLC
Salt Lake City, UT
April 15, 2013

NORTHUMBERLAND RESOURCES, INC.

Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$1,026	$91,551
Deposits	1,400	1,200

Total Current Assets	2,426	92,751

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	1,327,645	981,336
Support equipment	256,254	163,968
Total property, plant and equipment	1,583,899	1,145,304
Accumulated depletion and depreciation	(574,618)	(70,924)
Total Property, Plant and Equipment, net	1,009,281	1,074,380

TOTAL ASSETS	$1,011,707	$1,167,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$160,470	$126,983
Notes Payable	18,123	123
Convertible notes payable	100,000	30,673
Derivative liability	11,136	103,581

Total Current Liabilities	289,729	261,360

LONG TERM LIABILITIES

Asset retirement obligations	158,976	121,848

TOTAL LIABILITIES	448,705	383,208

STOCKHOLDERS’ EQUITY
Preferred stock, 2,000,000 shares authorized at par value of $0.10; 809,400 shares issued and outstanding	80,940	-
Common stock, 198,000,000 shares authorized at par value of $0.001; 62,229,100 and 161,325,766 shares issued and outstanding, respectively	62,229	161,326
Additional paid-in capital	1,864,081	1,340,724
Accumulated deficit	(1,444,248)	(718,127)

Total Stockholders’ Equity	563,002	783,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,011,707	$1,167,131

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$445,667	$82,603

OPERATING EXPENSES

Depletion and depreciation and accretion expense	520,693	76,186
Lease operating expenses	292,878	100,199
Impairment of oil and gas properties	13,948	-
Professional fees	278,834	468,282
General and administrative expenses	80,446	74,444

Total Operating Expenses	1,186,799	719,111

NET LOSS FROM OPERATIONS	(741,132)	(636,508)

OTHER EXPENSES

Gain (Loss) on derivative liability	92,445	(9,605)
Interest expense	(77,434)	(25,964)

Total Other Expenses	15,011	(35,569)

LOSS BEFORE INCOME TAXES	(726,121)	(672,077)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(726,121)	$(672,077)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	123,533,863	146,108,762

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.

Statements of Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	-	$-	112,550,000	$112,550	$(66,500)	$(46,050)	$-

Common stock issued for cash	-	-	33,575,766	33,576	1,216,424	-	1,250,000

Common stock issued for services	-	-	15,200,000	15,200	190,800	-	206,000

Net loss for the year ended December 31, 2011			-	-	-	(672,077)	(672,077)

Balance, December 31, 2011	-	-	161,325,766	161,326	1,340,724	(718,127)	783,923

Common stock issued for cash	-	-	833,333	833	499,167	-	500,000

Common stock issued for services	-	-	10,000	10	5,190	-	5,200

Common stock converted to preferred stock	809,400	80,940	(80,940,000)	(80,940)	-	-	-

Cancellation of common stock	-	-	(18,999,999)	(19,000)	19,000	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(726,121)	(726,121)

Balance, December 31, 2012	809,400	$80,940	62,229,100	$62,229	$1,864,081	$(1,444,248)	$563,002

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(726,121)	$(672,077)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion and accretion	520,693	76,186
Amortization of debt discount	69,327	24,649
Change in derivative liability	(92,445)	9,605
Common stock issued for services	5,200	206,000
Impairment of oil and gas property costs	13,948	-
Changes in operating assets and liabilities:
Deposits	(200)	(1,200)
Accounts payable and accrued expenses	33,487	31,183

Net Cash Used in Operating Activities	(176,111)	(325,654)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(170,177)	(484,320)
Capitalized exploration and development costs	(169,951)	(334,631)
Purchase of well operating equipment	(92,286)	(113,968)

Net Cash Used in Investing Activities	(432,414)	(932,919)

FINANCING ACTIVITIES
Proceeds from notes payable	18,000	200
Repayments of notes payable	-	(76)
Proceeds from convertible notes payable	-	100,000
Common stock issued for cash	500,000	1,250,000

Net Cash Provided by Financing Activities	518,000	1,350,124

NET INCREASE (DECREASE) IN CASH	(90,525)	91,551
CASH AT BEGINNING OF PERIOD	91,551	-

CASH AT END OF PERIOD	$1,026	$91,551

NORTHUMBERLAND RESOURCES, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES

Purchase of oil and gas properties for debt	$-	$45,800
Purchase of well operating equipment for debt	$-	$50,000
Derivative liability on convertible notes payable	-	93,976
Increase in asset retirement obligations	$20,129	$116,584
Preferred stock issued in conversion of common stock	$80,940	$-
Cancellation of common stock	$19,000	$-

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 – NATURE OF BUSINESS

Northumberland Resources, Inc. (“the “Company”) is an oil and gas exploration and production company and was incorporated in the state of Nevada on June 22, 2009.

NOTE 2 – GOING CONCERN

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,026 and $91,551 of cash and cash equivalents at December 31, 2012 and 2011, respectively.

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

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations,” are amortized using the units-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties. Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at December 31, 2012, are excluded from the units-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis. For the years ended December 31, 2012 and 2011, the Company recognized $459,259 and $57,054 of depletion expense related to oil and gas production, respectively.

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of December 31, 2012 and 2011, $13,948 and $-0- of impairment expense has been recorded, respectively, in connection with the full cost ceiling test calculation.

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Revenue Recognition - Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line. Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for repairs and maintenance are charged to expense as incurred.

Income Taxes

Income taxes are provided in accordance with FASB Codification Topic 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

As of December 31, 2012 and 2011, the Company’s financial instruments consist of cash. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Because of the short maturity of such assets and liabilities the fair value of the financial instrument approximates its carrying value, unless otherwise noted.

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were 202,020 and 250,160 such common stock equivalents outstanding as of December 31, 2012 and 2011 arising from a convertible note payable executed during the year ended December 31, 2011.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Pumping and Support Equipment

As of December 31, 2012 and 2011 the Company’s oil and gas pumping and support equipment consisted of the following:

	2012	2011

Oil and gas pumping and support equipment	$256,254	$163,968
Sub Total	256,254	163,968
Accumulated Depreciation	(58,306)	(13,870)
Net	$197,948	$150,098

Depreciation expense was $44,436 and $13,870 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $159,259 and $57,054 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011 oil and gas properties consisted of the following:

	December 31, 2012	December 31, 2011

Proved producing properties	$967,512	$571,513
Proved non-producing properties	20,036	317,408
Unproved properties	340,097	92,415
Accumulated depletion	(516,312)	(57,054)

Net Oil and Gas Properties	$811,333	$924,282

 NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 5 – OIL AND GAS PROPERTIES (CONTINUED)

On March 1, 2011, the Company purchased a 100 percent working interest on a 70 percent net revenue interest in certain oil and gas leases and related well operating equipment in Pratt County, Kansas for $260,000. Of this total, $149,000 was allocated to oil and gas leases, and the remaining $111,000 was allocated to the purchased well operating equipment. Subsequent to acquiring the the interests in these leases the Company has incurred $23,310 of exploration costs and $108,168 of development costs which have been capitalized to the value of oil and gas properties.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases and incurred an additional $26,881 of development costs which were capitalized to the value of oil and gas properties under.

On September 27, 2011, the Company purchased two leases and related well operating equipment located in Pratt County for $72,500. Of this total, $22,500 was allocated to oil and gas leases, and the remaining $50,000 was allocated to the purchased well operating equipment. The leases carry a 100 percent working interest of 70 percent net revenue interest. Subsequent to purchase the Company capitalized $990 in exploration costs and $18,363 in development costs relating to these leases.

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

On December 19, 2011, the company purchased a 15 percent interest in net revenue interests ranging from 12.675 percent to 13.125 percent in four leases in Cowley County, Kansas for $75,600. The four leases combined contain approximately 720 acres. Subsequent to purchase the Company capitalized $82,542 in development costs relating to these leases.

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres. Subsequent to purchase the company capitalized $1,488 in support equipment and $26,351 in development costs.

On May 14, 2012 the Company purchased a 35 percent gross working interest and a 28 percent net revenue interest in 98 acres of unproved oil and gas leases in Stafford County, Kansas for $12,569. Concurrent with this purchase, the Company paid $22,637 in additional development costs, and $66,181 for support equipment, for an aggregate purchase price of $101,387. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $6,484.

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 5 – OIL AND GAS PROPERTIES (CONTINUED)

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,401 in additional development costs, and $17,542 for support equipment, for an aggregate purchase price of $62,151. Subsequent to purchase the Company capitalized $479 in support equipment. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $7,464.

During the year ended December 31, 2012, the Company established an asset retirement obligation of $20,129 for the wells acquired by the Company during the 2012 fiscal year, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. The accretion expense on the asset retirement obligation recorded for the year ended December 31, 2012 was $16,998, leaving an ending balance of $158,976.

NOTE 6 – NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to related parties. During the year ended December 31, 2012 the Company borrowed $18,000 from a related party, leaving a balance of related party payables of $18,123 as of December 31, 2012. Of this total, $8,000 is unsecured, bears interest at 13 percent per annum, and is due during November and December 2013; $5,000 is unsecured, bears interest at 10 percent and is due on October 15, 2013; and the remaining $123 is unsecured, bears no interest, and is due on demand.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $93,976 on the note date. As of December 31, 2012 the Company had amortized $93,976 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2012.

As of December 31, 2012 the convertible note was in default. Pursuant to the terms of the note, the unpaid balance began accruing interest at the default rate of 15 percent per annum, and will continue accruing interest at this rate until the note is satisfied in full. At December 31, 2012 the total accrued interest owing on the note amounted to $8,963.

NOTE 8 – DERIVATIVE LIABILITY

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

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 8 – DERIVATIVE LIABILITY (CONTINUED)

The Company uses the Black-Scholes options pricing model to value the derivative liability and subsequent remeasurement. Included in the models are the following assumptions: risk free rates ranging from 0.02% to 0.16%, and annual volatilities which ranged from 10% to 500%.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2012 the derivative liability was revalued at $11,136, which led to the Company recording a gain on derivative liability in the amount of $92,445.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2012 and 2011, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $399,900 and $303,150, respectively. The fair value of the liability at December 31, 2012 and 2011 is estimated to be $158,976 and $121,848, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2012	December 31, 2011

Balance, beginning of year	$121,848	$--
Liabilities incurred	20,129	116,586
Disposal	--	--
Accretion expense	16,999	5,262
Balance, end of year	$158,976	$121,848

NOTE 10 – STOCKHOLDERS’ EQUITY

On August 25, 2011 the Company enacted a forward stock-split of the Company’s common stock on a twenty-shares-for-one-share basis. All discussion of common stock in these financial statements has been retroactively restated so as to show the effect of this forward stock-split. As of December 31, 2012 and December 31, 2011 there were 62,229,100 and 161,325,766 common shares issued and outstanding, respectively.

For the year ended December 31, 2011 the Company issued 33,575,766 shares of common stock for cash proceeds of $1,250,000. During the same fiscal period, the Company also issued 15,200,000 shares of common stock for services valued at $206,000. The value of shares issued for services was based on the most-recent share price of stock issued for cash to non-related parties.

On April 1, 2012, the Company appointed a new member of its Board of Directors. The Company has agreed to pay the director $1,000 per month. In addition, the Company has also agreed to issue the new director 10,000 shares of $0.001 par value common stock at $0.52 per share, for services valued at $5,200. The price per share of common stock issued for services was based on the trading price of the Company’s common stock on the dates such services were performed.

 NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS’ EQUITY  (CONTINUED)

During the year ended December 31, 2012, the Company increased its authorized $0.001 par value common stock to 198,000,000 shares, and authorized 2,000,000 preferred shares with 1-to-100 voting rights and conversion ratio from preferred to common shares.

During the year ended December 31, 2012, the Company converted 80,940,000 shares of outstanding common stock into 809,400 shares of preferred stock. During the same fiscal period, the Company cancelled 18,999,000 shares of common stock. The Company also issued 833,333 shares of common stock at $0.60 per share for cash proceeds of $500,000 and 10,000 shares of common stock at $0.52 per share for services valued at $5,200.

NOTE 11 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	For the Years Ended
	December 31,
	2012	2011
Book income (loss) from operations	$(246,881)	$(228,506)
Amortization of debt discounts	22,891	9,061
Common stock issued for services	1,768	70,040
Impairment of oil and gas properties	4,742	-
Change in derivative liability	(31,431)	3,266
Change in valuation allowance	248,911	146,140
Total provision for income taxes	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011

Loss carry forwards (expire through 2032)	$491,044	$244,163

Total gross deferred tax asset	410,708	161,797
Valuation allowance	(410,708)	(161,797)
Net deferred taxes	$-	$-

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 11 – INCOME TAXES (CONTINUED)

At December 31, 2012, the Company had net operating loss carry forwards of approximately $491,044 through 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the previous five years remain subject to examination. The Company’s income tax returns in state income tax jurisdictions also remain subject to examination for the previous five years. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Compensation to Directors – The Company’s three directors are entitled to a director’s fee of $1,000 per month, per director.

Rental Agreement – Our principal office is located at 701 N Green Valley Pkwy., Ste. 200-258, Henderson, NV 89074. On January 1, 2012 we entered into an office rent agreement at $500 per month for the principal office space. The term of the agreement is for twelve months starting from January 1, 2012. Future minimum lease payments for 2013 is $500 for the month of January, at which time the lease reverts to a month-to-month commitment.

Other Commitments – The Company has a consulting agreement with a third party whereby the consultant provides consulting services for a fee of $12,000 per month. In addition, the Company has an agreement with a third party investor relations firm whereby the firm provides investor relations services to the Company for a fee of $6,000 per month.

NOTE 13 – SUBSEQUENT EVENTS

On January 17, 2013 the Company converted a note payable and accrued interest in the amount of $109,644 into 219,903 shares of common stock.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Oil and Gas Producing Activities

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, “Oil and Gas Reserve Estimations and Disclosures” (ASU No. 2010-03). This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the final rule of the Securities and Exchange Commission (the “SEC”), “Modernization of Oil and Gas Reporting.” ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed,” “proved undeveloped” and “probable” crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. See ITEM 1A. Risk Factors.

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

Notes to Financial Statements

December 31, 2012 and 2011

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2012 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company’s net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2012, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	At December 31, 2012	At December 31, 2011
Net Proved Developed Reserves
Crude Oil (Bbls)	58,116	58,160
Natural Gas (Mcf)	138,102	143,000
Oil Equivalents (Boe)	-	-

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
Oil Equivalents (Boe)	-	-

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	58,116	58,160
Natural Gas (Mcf)	138,102	143,000
Oil Equivalents (Boe)	-	-

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2012 and 2011:

	At December 31, 2012	At December 31, 2011
Proved leasehold costs	$-	$-
Costs of wells and development	1,461,134	1,028,720
Capitalized asset retirement costs	136,715	116,584
Total cost of oil and gas properties	1,597,849	1,145,304
Accumulated depreciation and depletion	(574,618)	(70,924)
Net Capitalized Costs	$1,023,231	$1,074,380

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Acquisition of properties
Proved	$170,177	$530,120
Exploration costs	--	143,650
Development costs	169,951	190,982
Net Capitalized Costs	$340,128	$864,792

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Crude oil and gas revenues	$445,667	$82,603
Production costs	(292,878)	(100,199)
Depreciation, depletion and accretion	(520,693)	(76,186)
Results of operations for producing activities, excluding corporate overhead	$(367,904)	$(93,782)

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Future cash inflows	$3,327,753	$3,961,663
Future production and development costs	(1,408,391)	(1,517,706)
Future income tax and insurance expense	(270,919)	(316,618)
Future net cash inflows	1,648,443	2,127,339
10% annual discount for estimated timing of cash flows	(910,129)	(1,090,052)
Standardized measure of discounted future net cash flows	$738,314	$1,037,287

NORTHUMBERLAND RESOURCES, INC.

Notes to Financial Statements

December 31, 2012 and 2011

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Beginning of period	$1,037,287	$-
Revenues less production and other costs	(152,789)	(15,156)
Changes in price, net of production costs	(286,291)	78,703
Development costs incurred	169,951	229,108
Net changes in future development costs	59,227	-
Purchases of reserves in place	71,461	636,262
Accretion of discount	79,240	79,240
Net change in income taxes	23,255	(7,792)
Timing differences and other	(256,329)	36,922
End of period	$738,314	$1,037,287

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 19, 2011 our Board of Directors approved of the disengagement of LBB & Associates LLP and the engagement of Sadler Gibb & Associates LLC, PO Box 411, Farmington UT, 84025, as its independent auditor. None of the reports of LBB & Associates LLP on the Company’s financial statements for either of the two most recent fiscal years, contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2009, a going concern qualification in the registrant’s audited financial statements. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2013.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
FortunatoVillamagna	Chief Executive Officer	52	January 15, 2011

Peter Hewitt	President/Director Chief Financial Officer Director	47	February 8, 2011

Ryan Kerr	Director	43	January 7, 2013

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Dr. Villamagna, spent approximately 20% of his time (approximately 8 hours per week) on the affairs of Northumberland.

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

Dr. Fortunato, Chief Executive Officer, President, Director

Dr. FortunatoVillamagna, age 52, has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. In addition to joining Northumberland Resources Inc. Dr. Villamagna is also secretary and Director of Lucky Boy Silver Corp., (symbol LUCB.OB). Dr. Villamagna also served as director and CEO of UTEC Inc. from January 7, 2007 to May 21, 2010. Prior to the role, Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive. We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Dr. Villamagna receives a director’s fee of $1,000 per month for agreeing to act as a director.

Peter Hewitt, Age 47, has over 20 years experience working within the Graphic Design and Print Industry. He has worked for blue chip companies such as TVR Sports Cars Ltd and Findel Plc. From 1998 to the present Peter has been with Express Gifts Ltd and is the Studio Manager running a team of 20 highly skilled Graphic Designers. He and his team are responsible for producing catalogues for the mail order and internet markets. Before joining Express Gifts Peter was the Studio Manager for TVR Sports Cars and was instrumental in the setting up and development of a successful PR and Marketing Company. We believe Mr. Hewitt is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Mr. Hewitt receives a director’s fee of $1,000 per month for agreeing to act as a director.

Mr. Ryan Kerr, age 43, currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’ feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day. Mr. Kerr also serves on the Board of Directors of Tiger Oil and Energy, Inc (OTC BB TGRO).

Mr. Kerr receives a director’s fee of $1,000 per month for agreeing to act as a director.

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

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer who was serving as the executive officer at the end of the years ended December 31, 2012 and 2011; and

(b)	up to two additional individuals for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012, and 2011, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. FortunatoVillamanga(1) President, Chief Executive Officer, and Director	2012 2011	Nil Nil	Nil Nil	Nil $ 400	Nil Nil	Nil Nil	Nil Nil	$ 12,000 $ 11,000	$ 12,000 $ 11,400
Peter Hewitt (2) Chief Financial Officer, Secretary and Director	2012 2011	Nil Nil	Nil Nil	Nil $ 400	Nil Nil	Nil Nil	Nil Nil	$ 12,000 $ 11,000	$ 11,000 $ 11,400
Geoffrey Scales (3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ryan Kerr (4), Director	2013	Nil	Nil	Nil	Nil	Nil	Nil	$ Nil	$ Nil
Chris Knowles, Former Director (5)				5,200				9,000	14,200

Notes:

(1)	Dr. Villamagna was appointed as our President, Chief Executive Officer and a director of our company on January 15, 2011.

(2)	Peter Hewitt was appointed as our Chief Financial Officer, Secretary and a director of our company on February 8, 2010.

(3)	Mr. Scales resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 15, 2011.

(4)	Mr. Kerr was appointed as a director on January 7, 2013.

(5)	Mr. Knowles resigned as Director on January 1, 2013.

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

Compensation of Directors

On February 8, 2011, the Board approved a Directors fee of $1,000 each per month to FortunatoVillamgna, Peter Hewitt as director compensation. Ryan Kerr also receives $1,000 per month as director compensation.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On January 17, 2011, we entered into a business consulting agreement with Wannigan Consulting Corp., pursuant to which Wannigan Consulting agreed to, among other things, assist us in negotiating potential acquisitions and mergers, assist us in the implementation of short term and long term strategic planning, maintain our books and records, prepare all necessary regulatory and statutory filings required of our company, and act as liaison between our company and our auditor and our transfer agent. To compensate for these services, we agreed to pay Wannigan Consulting $10,000 per month and pre-approved expenses of $2,000 per month. We also agreed to issue 360,000 shares of our common stock for these services. This agreement was for a term of twelve months commencing on January 1, 2011 and continued on a month to month basis until December 31, 2012 and was replaced January 1, 2013 by an agreement with the same terms with Harbortown, Inc. The parties agreed that either party has the right to terminate this agreement without cause and without notice or payment in lieu thereof upon the giving of the written notice of such termination.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship (1)			Percentage of Class (2)
Common	Dr. FortunatoVillamanga 10805 Bernini Dr. Las Vegas, NV 89141	50,000,000	(3)	Indirect	80%
Common	Peter Hewitt 4 Chapel Close West Bradford Lancashire, England BB&4th	400,000		Direct	<1%
Common	B. Geoffrey Scales 357 University Ave. Charlotteown, Prince Edward Island C1A 4M9 Canada	Nil			-
Common	Directors and Executive Officers as a Group (2 Persons)	50,800,000			82%

Notes:

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 62,449,003 shares of our common stock issued and outstanding.

(2)	Based on 62,449,003 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by I-Quest, Inc., a private company of which Dr. Villamagna is also President and CEO.

(4)	These shares have not been issued at the date of this report.

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

Director Independence

Our board of directors consists of Dr. FortunatoVillamagna, Ryan Kerr and Peter Hewitt. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Dr. Villamagna and Peter Hewitt are not independent directors as Dr. Villamagna is our President and Chief Executive Officer and Mr. Hewitt is our Chief Financial Officer and Secretary.

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

Sadler, Gibb & Associates LLC

	December 31,
	2012	2011
Audit Fees	$35,000	$23,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$35,000	$23,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

3.2	Bylaws (incorporated by reference to an exhibit to our registration statement on Form S1/a filed on June 29, 2010)

(10)	Material Contracts

10.1*	Business Consulting Agreement dated January 1, 2013 with Harbortown, Inc..

10.2	Callable Convertible Note (incorporated by reference to an exhibit to the Form 10Q filed on 11/25/11).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of FortunatoVillamagna

31.2*	Section 302 Certification of Peter Hewitt

(32)	Section 906 Certifications

32.1*	Section 906 Certification of FortunatoVillamagna

32.2*	Section 906 Certification of Peter Hewitt

(101)	XBRL Related Documents

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHUMBERLAND RESOURCES INC.

/s/ FortunatoVillamagna

By: FortunatoVillamagna

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FortunatoVillamagna

By: FortunatoVillamagna

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 15, 2013

/s/ Peter Hewitt

By: Peter Hewitt

Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2013

