Form 10-Q
period 2013-03-31
Northumberland Resources, Inc.
filed 2013-05-20
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

  (702) 839-4029

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 62,615,770 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of April 30, 2013.

ITEM 1. FINANCIAL STATEMENT

NORTHUMBERLAND RESOURCES, INC.
Balance Sheets

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,423	$1,026
Other receivables	100,000	—
Deposits	1,400	1,400

Total Current Assets	106,823	2,426

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	1,235,426	1,327,645
Support equipment	217,626	256,254
Total property, plant and equipment	1,453,052	1,583,899
Accumulated depletion and depreciation	(584,578)	(574,618)
Total Property, Plant and Equipment, net	868,474	1,009,281

TOTAL ASSETS	$975,297	$1,011,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,196	$160,470
Notes payable	123	18,123
Convertible notes payable	—	100,000
Derivative liability	—	11,136

Total Current Liabilities	216,319	289,729

LONG TERM LIABILITIES

Asset retirement obligations	139,023	158,976

TOTAL LIABILITIES	355,342	448,705

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	80,940	80,940
Common stock, 198,000,000 shares authorized at
par value of $0.001; 62,615,670 and 62,229,100
shares issued and outstanding, respectively	62,616	62,229
Additional paid-in capital	2,073,338	1,864,081
Accumulated deficit	(1,596,939)	(1,444,248)

Total Stockholders' Equity	619,955	563,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$975,297	$1,011,707

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$39,318	$182,292

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	63,839	204,811
Lease operating expenses	53,911	73,537
Professional fees	68,732	80,004
General and administrative expenses	14,431	21,889

Total Operating Expenses	200,913	380,241

NET LOSS FROM OPERATIONS	(161,595)	(197,949)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	11,136	11,962
Interest expense	(2,232)	(24,613)

Total Other Income (Expenses)	8,904	(12,651)

LOSS BEFORE INCOME TAXES	(152,691)	(210,600)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(152,691)	$(210,600)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	62,488,947	161,426,499

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(152,691)	$(210,600)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion, amortization
and accretion	63,839	204,811
Amortization of debt discount	—	23,366
Change in derivative liability	(11,136)	(11,962)
Changes in operating assets and liabilities:
Accounts receivable	—	(31,514)
Deposits	—	(200)
Prepaid expenses	—	(20,500)
Accounts payable - related parties	—	—
Accounts payable and accrued expenses	65,369	(58,809)

Net Cash Used in Operating Activities	(34,619)	(105,408)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	(140,400)
Capitalized exploration and development costs	(31,341)	—
Purchase of well operating equipment	(11,643)	—

Net Cash Used in Investing Activities	(42,984)	(140,400)

FINANCING ACTIVITIES
Common stock issued for cash	100,000	500,000
Repayment of notes payable	(18,000)	—

Net Cash Provided by Financing Activities	82,000	500,000

NET INCREASE IN CASH	4,397	254,192
CASH AT BEGINNING OF PERIOD	1,026	91,551

CASH AT END OF PERIOD	$5,423	$345,743

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES	$—	$—

Common stock issued for debt	$170,996	$—
Sale of oil & gas properties for other receivables	$173,831	$—

The accompanying notes are an integral part of these financial statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations” (FASB ASC 410), are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.  Under certain specific conditions, companies could elect to use subsequent prices for determining the estimated future net cash flows. The use of subsequent pricing is no longer allowed. There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are depleted using the unit-of-production method. For the three months ended March 31, 2013, the Company recognized $48,143 of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. Through March 31, 2013, $13,948 of impairment expense has been recorded in connection with the full cost ceiling test calculation.

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

NOTE 4 – OIL AND GAS PROPERTIES

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres. Subsequent to purchase the company capitalized $11,934 in support equipment and $38,519 in development costs.

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

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000. This amount is classified as other receivables on the Company’s balance sheet at March 31, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

During the three months ended March 31, 2013 the Company incurred certain workover and other improvements to certain of its wells. The Company paid $58,190 for these improvements, which have been added to the book value of the wells.

Through March 31, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $26,371, leaving an ending balance of $139,023 at March 31, 2013.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

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

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at December 31, 2012 the derivative liability was revalued at $11,136. This led to the Company recording a gain on derivative liability of $92,445 for the period ended December 31, 2012. On March 17, 2013 the derivative liability was revalued at $-0-, resulting in a gain on derivative liability of $11,136 for the three months ended March 31, 2013.

On March 17, 2013 the holder of the note elected to convert the entire face value of the note of $100,000, along with $9,644 in accrued interest, into 219,903 shares of common stock at $0.50 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 21, 2012, the Company issued 833,333 shares of common stock at $0.60 per share for cash proceeds of $500,000 and 10,000 shares of common stock at $0.52 per share for services valued at $5,200.

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

During the three months ended March 31, 2013 the Company issued 219,903 shares of common stock upon the conversion of a $100,000 convertible note payable (see Note 5) at $0.50 per share. The Company also issued 166,667 shares of common stock for cash at $0.60 per share, resulting in total cash proceeds of $100,000.

NOTE 7 – SUBSEQUENT EVENTS

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2012.

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

The Company’s Articles of Incorporation are being amended to reflect a decrease in the number of common shares authorized from Two Billion (2,000,000,000) to One Hundred Ninety Eight Million (198,000,000) and the creation of a preferred stock in the amount of Two Million (2,000,000) shares authorized with voting and conversion rights of 1 for 100. The Amendment was adopted pursuant to written consent of stockholders holding a majority of the voting power of the outstanding capital stock of the Company.

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

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000. This amount is classified as a note receivable at March 31, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

At March 31, 2013, the Company has established an asset retirement obligation of $112,652 for all oil and gas properties purchased since inception, which has been capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded on these obligations since inception totals $26,371, leaving a balance of 139,023 at March 31, 2013.

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

Effective April 1, 2012, Chris Knowles was elected as an additional director of the Company, bringing the total number of directors to three. On January 1, 20013 Mr. Knowles resigned as Director of the Company.

On January 7, 2013, Ryan Kerr was appointed to serve as a replacement director in the stead of Chris Knowles, to serve until the next regularly scheduled Board of Directors election by shareholders.

Ryan Kerr, Director

Mr. Kerr currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day. Mr. Kerr also serves on the Board of Directors of Tiger Oil and Energy, Inc (OTC BB TGRO).

On April 27, 2012, the Company entered into a Common Stock Purchase Agreement with ThorFinn Partners, a private investment group, with such agreement being effective March 21, 2012. As previously disclosed by the Company in its Annual Report filed on Form 10-K for the year ended December 31, 2011, the Company received a $500,000 subscription for common shares at a price of $0.60 per share on March 21, 2012. This amount was received from ThorFinn Partners in anticipation of a broader financing arrangement as detailed in the Common Stock Purchase Agreement filed herewith. Under the terms of the Common Stock Purchase Agreement, until March 21, 2013, ThorFinn Partners may purchase common stock of the Company at a price of $0.60 per share in tranches of up to $500,000. The total financing amount is up to $3,000,000, including and incorporating the initial $500,000 tranche that closed on March 21, 2012. Closings of additional tranches are conditional upon the mutual agreement of the parties. This agreement was extended to March 21, 2014 by means of an addendum to the agreement.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell Sanders, Asmussen and Carver leases with the objective to improve current oil and gas production.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

We had revenues of $39,318 during the three months ended March 31, 2013, compared to $182,292 in revenues during the corresponding period in 2012. Revenues were from oil and gas production occurring at previously purchased property sites. The decrease in revenues when compared the the corresponding period in 2012 is due primarily to a decrease in oil and gas production.

Expenses

We incurred operating expenses in the amount of $200,913 during the three months ended March 31, 2013, compared to $380,241 for the corresponding period in 2012. The 2013 operating expenses consisted primarily of $14,431 in general and administrative expenses such as office expenses, $68,732 in professional fees, $53,911 in lease operating expenses, $63,839 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $73,537, professional fees of $80,004, and general and administrative expenses of $21,889, and $204,811 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2012. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $152,691 during the three months ended March 31, 2013, compared to a net loss of $210,600 during the corresponding period in 2012. This translates to a loss per share of $0.00 and $0.00 for the three months ended March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2013 consisted of $5,423 in cash.

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

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000. This amount is classified as a note receivable at March 31, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

On April 27, 2012, the Company entered into a Common Stock Purchase Agreement with ThorFinn Partners, a private investment group, with such agreement being effective March 21, 2012. As previously disclosed by the Company in its Annual Report filed on Form 10-K for the year ended December 31, 2012, the Company received a $500,000 subscription for the issuance of 833,333 shares of common shares at a price of $0.60 per share on March 21, 2012. This amount was received from ThorFinn Partners in anticipation of a broader financing arrangement as detailed in the Common Stock Purchase Agreement filed herewith. Under the terms of the Common Stock Purchase Agreement, until March 21, 2013, ThorFinn Partners may purchase common stock of the Company at a price of $0.60 per share in tranches of up to $500,000. The total financing amount is up to $3,000,000, including and incorporating the initial $500,000 tranche that closed on March 21, 2012. Closings of additional tranches are conditional upon the mutual agreement of the parties. This agreement was extended to March 21, 2014 by means of an addendum to the agreement.

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

On February 15, 2013 we received $100,000 from ThorFinn Partners for the issuance of 166,667 shares of the Company’s stock at $0.60 per share. These shares have not yet been issued.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation of Northumberland Resources, Inc.*
3.2	Bylaws of Northumberland Resources, Inc.*
3.3	Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.
10.0	Materials Contracts-leases and ThorFinn documents. Incorporated by reference in 10Q filed 5/21/12.
10.1	Purchase Agreement and Investors Rights Agreement with Thorfinn Partners. Incorporated by reference in 8K filed 5/02/12.
10.2	Property acquisitions. Incorporated by reference in 8K filed 10/03/11 and August 14, 2012.
10.3	Convertible Debenture September 26, 2011 Incorporated by reference in 10Q/a filed 11/25/11.
10.4	Addendum to ThorFinn Partners Purchase Agreement dated 3/19/13.
14.1	Code of Ethics, Corporate Charters and Governances. Incorporated by reference in 8K filed 5/02/12.
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 17, 2013

