Form 10-Q
period 2013-06-30
Northumberland Resources, Inc.
filed 2013-08-19
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

  (702) 335-0356

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X }  Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [X ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 62,949,004 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of August 18, 2013.

NORTHUMBERLAND RESOURCES, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,088	$1,026
Other receivables	100,000	—
Prepaid expenses	21,500	—
Deposits	1,400	1,400

Total Current Assets	125,988	2,426

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)	1,308,851	1,327,645
Support equipment	224,307	256,254
Total property, plant and equipment	1,533,158	1,583,899
Accumulated depletion and depreciation	(645,415)	(574,618)
Total Property, Plant and Equipment, net	887,743	1,009,281

TOTAL ASSETS	$1,013,731	$1,011,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$208,760	$160,470
Notes payable	123	18,123
Convertible notes payable	—	100,000
Derivative liability	—	11,136

Total Current Liabilities	208,883	289,729

LONG TERM LIABILITIES

Asset retirement obligations, net	143,133	158,976

TOTAL LIABILITIES	352,016	448,705

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	80,940	80,940
Common stock, 198,000,000 shares authorized at
par value of $0.001; 63,140,670 and 62,229,100
shares issued and outstanding, respectively	63,141	62,229
Additional paid-in capital	2,387,813	1,864,081
Stock subscriptions receivable	(15,000)	—
Accumulated deficit	(1,855,179)	(1,444,248)

Total Stockholders' Equity	661,715	563,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,013,731	$1,011,707

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$40,157	$97,858	$79,475	$280,150

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	64,946	50,664	128,785	255,475
Lease operating expenses	128,020	100,299	181,931	173,836
Professional fees	76,475	69,174	145,207	149,178
General and administrative expenses	28,956	23,561	43,387	45,450

Total Operating Expenses	298,397	243,698	499,310	623,939

NET LOSS FROM OPERATIONS	(258,240)	(145,840)	(419,835)	(343,789)

OTHER INCOME (EXPENSE)

Gain on derivative liability	—	23,801	11,136	35,763
Interest expense	—	(24,611)	(2,232)	(49,224)

Total Other Income (Expense)	—	(810)	8,904	(13,461)

LOSS BEFORE INCOME TAXES	(258,240)	(146,650)	(410,931)	(357,250)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(258,240)	$(146,650)	$(410,931)	$(357,250)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	62,935,450	162,169,099	62,714,353	161,800,407

The accompanying notes are an integral part of these financial statements

NORTHUMBERLAND RESOURCES, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(410,931)	$(357,250)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	128,785	255,475
Amortization of debt discount	—	46,731
Change in derivative liability	(11,136)	(35,763)
Common stock issued for services	—	5,200
Changes in operating assets and liabilities:
Accounts receivable	—	(20,241)
Deposits	—	(200)
Prepaid expenses	(21,500)	(19,000)
Accounts payable and accrued expenses	57,934	(37,578)

Net Cash Used in Operating Activities	(256,848)	(162,626)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	(170,177)
Capitalized exploration and development costs	(104,766)	(161,627)
Purchase of well operating equipment	(18,324)	(90,319)

Net Cash Used in Investing Activities	(123,090)	(422,123)

FINANCING ACTIVITIES
Common stock issued for cash	400,000	500,000
Repayment of notes payable	(18,000)	—

Net Cash Provided by Financing Activities	382,000	500,000

NET INCREASE IN CASH	2,062	(84,749)
CASH AT BEGINNING OF PERIOD	1,026	91,551

CASH AT END OF PERIOD	$3,088	$6,802

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$109,644	$—
Common stock issued for subscription receivable	$15,000	$—
Sale of oil & gas properties for other receivables	$173,831	$—
Increase in asset retirement obligations	$—	$20,129

The accompanying notes are an integral part of these condensed financial statements.

NORTHUMBERLAND RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the six months ended June 30, 2013, the Company recognized $97,829 of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The Company recorded $13,948 and $-0- of impairment expense has been recorded in connection with the full cost ceiling test calculation for the six month periods ending June 30, 2013 and 2012, respectively.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized according to the sales method, which is when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

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

NOTE 4 – OIL AND GAS PROPERTIES

On February 9, 2012, the Company purchased a 30 percent gross working interest and a 26.25 percent net revenue interest in six unproved oil and gas leases in Cowley County, Kansas for $140,400. The six leases combined contain approximately 1,025 acres. Subsequent to purchase the company capitalized $11,934 in support equipment and $38,519 in development costs. During the six months ended June 30, 2013 the Company capitalized an additional $49,634 in development costs related to these leases.

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

On May 14, 2012 the Company purchased a 13 percent gross working interest and a 10 percent net revenue interest in 70 acres of unproved oil and gas leases in Butler County, Kansas for $17,208. Concurrent with this purchase, the Company paid $27,401 in additional development costs, and $17,542 for support equipment, for an aggregate purchase price of $62,151. Subsequent to purchase the Company capitalized $479 in support equipment. As of December 31, 2012, pursuant to a ceiling test analysis, the Company recognized an impairment expense on these leases in the amount of $7,464. During the six months ended June 30, 2013 the Company capitalized an additional $37,009 in development costs related to these leases.

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

During the six months ended June, 2013 the Company incurred certain workover and other improvements to certain of its wells. The Company paid $58,190 for these improvements, which have been added to the book value of the wells.

Through June 30, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $30,481, leaving an ending net balance of $143,133 at June 30, 2013.

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

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at December 31, 2012 the derivative liability was revalued at $11,136. This led to the Company recording a gain on derivative liability of $92,445 for the period ended December 31, 2012. On March 17, 2013 the derivative liability was revalued at $-0-, resulting in a gain on derivative liability of $11,136 for the six months ended June 30, 2013.

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

During the six months ended June 30, 2013 the Company issued 219,903 shares of common stock upon the conversion of a $100,000 convertible note payable (see Note 5) at $0.50 per share. The Company also issued 666,667 shares of common stock for cash at $0.60 per share, resulting in total cash proceeds of $400,000. The Company issued an additional 25,000 shares of common stock in exchange for subscriptions receivable totaling $15,000.

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

At February 3, 2013, the Company has established an asset retirement obligation of $124,982 for all oil and gas properties purchased since inception, which has been capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded on these obligations since inception totals $18,151, leaving a balance of 143,133 at June 30, 2013.

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

On January 7, 2013, Ryan Kerr was appointed to serve as a replacement director in the stead of Chris Knowles. Mr. Kerr resigned his position as a director on August 9, 2013.

Ryan Kerr, Director

Mr. Kerr currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day. Mr. Kerr resigned his position as a director on August 9, 2013.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

We had revenues of $40,157 during the three months ended June 30, 2013, compared to $97,858 in revenues during the corresponding period in 2012. Our revenues decreased from 2012 to 2013 due primarily to our selling off significant percentages of our producing oil and gas leases. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $298,397 during the three months ended June 30, 2013, compared to $243,698 for the corresponding period in 2012. The 2013 operating expenses consisted primarily of $28,956 in general and administrative expenses such as office expenses, $76,475 in professional fees, $128,020 in lease operating expenses and $64,946 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $100,299, professional fees of $69,174, and general and administrative expenses of $23,561, and $50,664 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2012. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $258,240 during the three months ended June 30, 2013, compared to a net loss of $146,650 during the corresponding period in 2012. This translates to a loss per share of $0.00 and $0.00 for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenues

We had revenues of $79,475 during the six months ended June 30, 2013, compared to $280.150 in revenues during the corresponding period in 2012. Our revenues decreased from 2012 to 2013 due primarily to our selling off significant percentages of our producing oil and gas leases. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $499,310 during the six months ended June 30, 2013, compared to $623,939 for the corresponding period in 2012. The 2013 operating expenses consisted primarily of $43,387 in general and administrative expenses such as office expenses, $145,207 in professional fees, $181,931 in lease operating expenses and $128,785 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $173,836, professional fees of $149,178, and general and administrative expenses of $45,450, and $255,475 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2012. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $410,931 during the six months ended June 30, 2013, compared to a net loss of $357,250 during the corresponding period in 2012. This translates to a loss per share of $0.01 and $0.00 for the six months ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2013 consisted of $3,088 in cash.

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

On June 11, 2011, the Company purchased a 30 percent working interest on a 24.45 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS. The Company paid $17,220 for the lease on 640 acres at $85 per acre. Subsequent to acquiring the interest in these wells the Company incurred an additional $119,350 of exploration costs and $110,531 of development costs on the property which have been capitalized to the value of oil and gas properties.

On July 7, 2011, the Company purchased a 20 percent working interest on a 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases and incurred an additional $26,881 of development costs which were capitalized to the value of oil and gas properties under.

On September 27, 2011 we purchased at auction two leases with the multiple acquisition of an additional 1040 acres of productive oil and gas leases. The two leases located in Pratt County, KS consist of six wells with a 100% Working Interest of 82% Net Revenue Interest. These six wells leases are directly adjacent to our existing leases and will integrate the 6 fields and maximize efficiency and production. Included in the purchase is a gas compression station which will enhance flows from current operations.  The purchase price associated with the Pratt County acquisition was $72,500.

On September 27, 2011, the Company also purchased a 23 percent interest in a net revenue interest ranging from 18.66 to 19.65 percent in three leases in Barton and Stafford Counties, Kansas for $220,800. The three leases combined contain slightly more than 564 net acres. In total there are seven active wells located in these leases. There are four oil producing wells, two disposal wells and one injection well. Subsequent to purchase the Company capitalized $2,326 in development costs relating to these leases.”

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

On July 2, 2013 we plugged the Asmussen 16-2 and on July 13, 2013 drilled the Asmussen 16-3 well.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

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

August 18, 2013

