Form 10-Q
period 2013-09-30
Northumberland Resources, Inc.
filed 2013-11-14
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-165373

NORTHUMBERLAND RESOURCES INC.

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [X ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 31,570,335 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of November 14, 2013.

1

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118	$1,026
Prepaid expenses	4,902	—
Deposits	1,400	1,400

Total Current Assets	6,420	2,426

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	928,448	987,548
Unproved	394,786	340,097
Support equipment	226,447	256,254
Total property, plant and equipment	1,549,681	1,583,899
Accumulated depletion and depreciation	(731,280)	(574,618)
Total Property, Plant and Equipment, net	818,401	1,009,281

TOTAL ASSETS	$824,821	$1,011,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,073	$160,470
Notes payable	5,123	18,123
Notes payable - related parties	6,545	—
Convertible notes payable	—	100,000
Derivative liability	—	11,136

Total Current Liabilities	113,741	289,729

LONG TERM LIABILITIES

Asset retirement obligations, net	147,243	158,976

TOTAL LIABILITIES	260,984	448,705

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	80,940	80,940
Common stock, 100,000,000 shares authorized at
par value of $0.001; 31,570,335 and 31,114,550
shares issued and outstanding, respectively	31,570	31,115
Additional paid-in capital	2,419,384	1,895,195
Accumulated deficit	(1,968,057)	(1,444,248)

Total Stockholders' Equity	563,837	563,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$824,821	$1,011,707

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$102,148	$87,594	$181,623	$367,744

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	89,975	142,741	218,760	398,216
Lease operating expenses	34,025	54,680	215,956	228,516
Professional fees	68,455	64,432	213,662	213,610
General and administrative expenses	22,396	18,118	65,783	63,568

Total Operating Expenses	214,851	279,971	714,161	903,910

NET LOSS FROM OPERATIONS	(112,703)	(192,377)	(532,538)	(536,166)

OTHER INCOME (EXPENSE)

Gain on derivative liability	—	56,610	11,136	92,373
Interest expense	(175)	(23,980)	(2,407)	(73,204)

Total Other Income (Expense)	(175)	32,630	8,729	19,169

LOSS BEFORE INCOME TAXES	(112,878)	(159,747)	(523,809)	(516,997)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(112,878)	$(159,747)	$(523,809)	$(516,997)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,570,335	34,821,188	31,429,011	38,560,508

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(523,809)	$(516,997)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	218,760	398,216
Amortization of debt discount	—	69,327
Change in derivative liability	(11,136)	(92,373)
Common stock issued for services	—	5,200
Changes in operating assets and liabilities:
Accounts receivable	—	—
Deposits	—	(200)
Prepaid expenses	(4,902)	(1,000)
Accounts payable and accrued expenses	57,792	(4,097)

Net Cash Used in Operating Activities	(263,295)	(141,924)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	(170,177)
Capitalized exploration and development costs	(119,149)	(193,892)
Purchase of well operating equipment	(20,464)	(90,319)

Net Cash Used in Investing Activities	(139,613)	(454,388)

FINANCING ACTIVITIES
Common stock issued for cash	415,000	500,000
Proceeds from related-party debt	—	5,000
Proceeds from note payable	5,000	—
Repayment of notes payable	(18,000)	—

Net Cash Provided by Financing Activities	402,000	505,000

NET DECREASE IN CASH	(908)	(91,312)
CASH AT BEGINNING OF PERIOD	1,026	91,551

CASH AT END OF PERIOD	$118	$239

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$109,644	$—
Sale of oil & gas properties for other receivables	$173,831	$—
Accounts payable paid by related-party note	$6,545	$—
Account receivable credited to account payable	$100,000	$—
Preferred stock issued in conversion of common stock	$—	$80,940
Increase in asset retirement obligations	$—	$20,129

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine month periods ended September 30, 2013 and 2012, the Company recognized $172,444 and $353,810, respectively of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The Company recorded $13,948 and $-0- of impairment expense has been recorded in connection with the full cost ceiling test calculation for the nine month periods ending September 30, 2013 and 2012, respectively.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000. This amount was deducted from funds payable from the Company to the purchasing entity on July 18, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

During the nine months ended September 30, 2013 the Company incurred certain work-over costs and other improvements to certain of its wells. The Company paid $72,573 for these improvements, which have been added to the book value of the wells.

Through September 30, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $34,591, leaving an ending net balance of $147,243 at September 30, 2013.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

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

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at December 31, 2012 the derivative liability was revalued at $11,136. This led to the Company recording a gain on derivative liability of $92,445 for the period ended December 31, 2012. On March 17, 2013 the derivative liability was revalued at $-0-, resulting in a gain on derivative liability of $11,136 for the nine months ended September 30, 2013.

On March 17, 2013 the holder of the note elected to convert the entire face value of the note of $100,000, along with $9,644 in accrued interest, into 109,952 shares of common stock.

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 21, 2012, the Company issued 416,667 shares of common stock at $1.20 per share for cash proceeds of $500,000 and 5,000 shares of common stock at $1.04 per share for services valued at $5,200.

On April 1, 2012, the Company appointed a new member of its Board of Directors. The Company has agreed to pay the director $1,000 per month. In addition, the Company has also agreed to issue the new director 5,000 shares of common stock at $1.04 per share, for services valued at $5,200. The price per share of common stock issued for services was based on the trading price of the Company’s common stock on the dates such services were performed.

During the year ended December 31, 2012, the Company increased its authorized $0.001 par value common stock to 198,000,000 shares, and authorized 2,000,000 preferred shares with 1-to-100 voting rights and conversion ratio from preferred to common shares.

During the year ended December 31, 2012, the Company converted 40,470,000 shares of outstanding common stock into 809,400 shares of preferred stock. During the same fiscal period, the Company cancelled 9,499,999 shares of common stock.

During the nine months ended September 30, 2013 the Company issued 109,950 shares of common stock upon the conversion of a $100,000 convertible note payable and related accrued interest payable(see Note 5). The Company also issued 345,834 shares of common stock for cash at $1.20 per share, resulting in total cash proceeds of $400,000.

On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis. All references to common stock have been restated so as to retroactively incorporate the effects of this transaction.

NOTE 7 – SUBSEQUENT EVENTS

On October 21, 2013 the Company elected to change its corporate name to Supernova Energy, Inc. The Company also elected to reduce its authorized number of common shares from 180,000,000 to 100,000,000.

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

On October 15, 2013 the Company reduced its authorized number of common shares to 100,000,000.

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

As of September 30, 2013, the Company has established an asset retirement obligation of $112,652 for all oil and gas properties purchased since inception, which has been capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Accretion expense recorded on these obligations since inception totals $34,591, leaving a balance of 147,243 at September 30, 2013.

Effective April 1, 2012, Chris Knowles was elected as an additional director of the Company, bringing the total number of directors to three. On January 1, 2013 Mr. Knowles resigned as Director of the Company.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues

We had revenues of $102,148 during the three months ended September 30, 2013, compared to $87,594 in revenues during the corresponding period in 2012. Our revenues increased from 2012 to 2013 due primarily to increased production volume and higher oil prices. Our current-quarter revenues show a marked increase over the first and second quarters of 2013 – this increase was primarily the result of higher production volume and increasing oil prices. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $214,851 during the three months ended September 30, 2013, compared to $279,971 for the corresponding period in 2012. The 2013 operating expenses consisted primarily of $22,396 in general and administrative expenses such as office expenses, $68,455 in professional fees, $34,025 in lease operating expenses and $89,975 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $54,680, professional fees of $64,432, and general and administrative expenses of $18,118, and $142,741 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2012. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $112,878 during the three months ended September 30, 2013, compared to a net loss of $159,747 during the corresponding period in 2012. This translates to a loss per share of $0.00 and $0.00 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenues

We had revenues of $181,623 during the nine months ended September 30, 2013, compared to $367,744 in revenues during the corresponding period in 2012. Our revenues decreased from 2012 to 2013 due primarily to our selling off significant percentages of our producing oil and gas leases. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $714,161 during the nine months ended September 30, 2013, compared to $903,910 for the corresponding period in 2012. The 2013 operating expenses consisted primarily of $65,783 in general and administrative expenses such as office expenses, $213,662 in professional fees, $215,956 in lease operating expenses and $218,760 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $228,516, professional fees of $213,610, general and administrative expenses of $63,568, and $398,216 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2012. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $523,809 during the nine months ended September 30, 2013, compared to a net loss of $516,997 during the corresponding period in 2012. This translates to a loss per share of $0.01 and $0.01 for the nine months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2013 consisted of $118 in cash.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2013 the Company enacted a reverse-split of its common shares on a one-share-for-two-shares basis. All references to common stock within this annual report have been retroactively restated so as to incorporate the effects of this reverse-split transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFTEY DISCLOSURES

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

November 14, 2013

