Form 10-K
period 2013-12-31
SUPERNOVA ENERGY, INC.
filed 2014-04-11
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-53284

SUPERNOVA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0628594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

153 W. Lake Mead Pkwy Ste 2240,
Henderson, NV	89015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 335-0356

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 31,726,585 common shares and 809,400 preferred shares issued and outstanding as of March 27, 2014.

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

1

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

As used in this annual report, the terms “we”, “us”, “our” and “Supernova” mean Supernova Energy, Inc. unless otherwise indicated.

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

PART I

Item 1. Business

Overview

We are in the business of oil and gas exploration and production.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases .

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

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $263,987 and $459,258 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012 oil and gas properties consisted of the following:

	December 31, 2013	December 31, 2012

Proved producing properties	$1,044,068	$967,512
Proved non-producing properties	14,448	20,036
Unproved properties	264,718	340,097
Accumulated depletion	(745,638)	(516,312)

Net Oil and Gas Properties	$577,596	$811,333

All of the Company’s oil and natural gas properties are located in the United States.  Costs being amortized at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Proved leasehold costs	$596,631	$700,297
Costs of wells and equipment	842,829	745,969
Capitalized asset retirement costs	113,638	137,633
Total oil and gas properties	1,553,098	1,583,899
Accumulated depreciation and depletion	(834,336)	(574,618)
Net Capitalized Costs	$718,762	$1,009,281

The following table sets forth the changes in the total cost of oil and natural gas properties at December 31, for each of the two years in the period ended December 31, 2013:

	December 31,
	2013	2012
Balance at Beginning of Period	$1,583,899	$1,146,546
Acquisitions using cash	—	175,116
Other capitalized costs	133,075	262,237
Sale proceeds	(163,876)	—
Other non-cash transactions	—	—
Balance at End of Period	$1,553,098	$1,583,899

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell leases with the objective to improve current oil and gas production.

To date, we have raised $2,346,050 through the offer and sale of shares of our common stock pursuant to an exemption from registration provided by Regulation S promulgated under the Exchange Act. The following table summarizes the date of the offerings, the price per share paid, the number of shares sold and the amount raised for each offering.

Closing Date of Offering	Price Per Share Sold (post-split)	Number of Shares Sold (post-split)	Amount Raised
September 8, 2009	$0.0001	35,000,000	$3,500
November 30, 2009	$0.002	21,275,000	$42,550
March 30, 2011	$0.055	5,454,550	$300,000
May 12, 2011	$0.055	909,090	$50,000
June 6, 2011	$0.055	9,090,560	$500,000
September 28, 2011	Convertible Debenture (1)	TBD	$100,000
October 4, 2011	$ 0.3 (2)	1,333,333	$400,000
March 21, 2012	$1.20	416,666	$500,000
February 14, 2013	$0.60	83,334	$100,000
May 3, 2013	$0.83	250,000	$300,000
October 2, 2013	$0.32	156,250	$50,000

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2 Properties.

Principal Office

Our principal office is located at 701 N Green Valley Pkwy., Ste. 200-258, Henderson, NV 89074. Our telephone number is (702) 335-0356. On January 1, 2012 we entered into an office rent agreement at $500 per month for the principal office space. The original annual lease expired on 12/31/2013 and we will be accounting for the new lease on a month-to-month basis going forward. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases .

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

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $263,987 and $459,258 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012 oil and gas properties consisted of the following:

	December 31, 2013	December 31, 2012

Proved producing properties	$1,044,068	$967,512
Proved non-producing properties	14,448	20,036
Unproved properties	264,718	340,097
Accumulated depletion	(745,638)	(516,312)

Net Oil and Gas Properties	$577,596	$811,333

All of the Company’s oil and natural gas properties are located in the United States.  Costs being amortized at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Proved leasehold costs	$596,631	$700,297
Costs of wells and equipment	842,829	745,969
Capitalized asset retirement costs	113,638	137,633
Total oil and gas properties	1,553,098	1,583,899
Accumulated depreciation and depletion	(834,336)	(574,618)
Net Capitalized Costs	$718,762	$1,009,281

The following table sets forth the changes in the total cost of oil and natural gas properties at December 31, for each of the two years in the period ended December 31, 2013:

	December 31,
	2013	2012
Balance at Beginning of Period	$1,583,899	$1,146,546
Acquisitions using cash	—	175,116
Other capitalized costs	133,075	262,237
Sale proceeds	(163,876)	—
Other non-cash transactions	—	—
Balance at End of Period	$1,553,098	$1,583,899

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

Through December 31, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $38,701, leaving an ending net balance of $151,353 at December 31, 2013.

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

Agreements

We have a 100% Working Interest (WI) and a 70% Net Revenue Interest (NRI) in the Harrel D, Larrison, Keyes A, Keyes B, Mason, and Thompson wells. We have working interests and net revenue interests in the Lester, Moon, Brenn, Dannebohn, Welsch Beaver, Carver, Miller, and Magnussen leases ranging from 15% to 30% and from 12.675% to 24.45%, respectively. We have working interests and revenue interests in the Trobaugh, Wilson, Long, and Holt leases of 30% and 26.25%, respectively. We have a 12.5% working interest and a 10% revenue interest in the Asmussen lease, and a 35% working interest and a 28% revenue interest in the Sanders lease. Our operators and pumpers are Reh Oil and Gas, LLC in Pratt KS, and Lasso Energy, Inc. in Chase KS. The purchaser of our crude oil production is Parnon Gathering Inc.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to Northumberland.

Item 4. Submission of Matters to a Vote of Security Holders

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “NHUR”. Our CUSIP number is 667133-102. The quotation was first posted at the opening on July 16, 2010 with an opening bid of $0.50.The following table shows the high and low trading prices for the past two years.

	2013	2013	2012	2012
	High	Low	High	Low
Qtr 1	$0.63	$0.24	$0.52	$0.45
Qtr 2	$1.69	$0.48	$0.52	$0.52
Qtr 3	$0.84	$0.13	$0.55	$0.52
Qtr 4	$0.18	$0.04	$0.55	$0.55

We did not make any dividend payments during the fiscal years ended December 31, 2013 or 2012 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2013 or 2012.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the year ended December 31, 2012.

Holders of our Common Stock

As of March 27, 2014 the shareholders' list of our common shares showed 26 registered shareholders holding 31,726,585 common shares and 809,400 preferred shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past five years, the Company. has sold the following securities which were not registered under the Securities Act:

We issued 35,000,000 (post-split) shares of restricted common stock at a price of $0.0001 per share through a Section 4(2) exemption to Geoffrey Scales our founder, officer and director on September 8, 2009 for cash consideration of $3,500.

Mr. Scales is a sophisticated investor and was in possession of all material information relating to the Company. Further, no commissions were paid in connection with the sale of the shares and no general solicitation was made.

On November 30, 2009 the Company issued 21,275,000 (post-split) of its common stock for $42,550 cash.

On January 17, 2011 the Company issued 3,600,000 (post-split) shares of its common stock to a consulting company for services provided valued at $7,200. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.002 per share

On February 8, 2011 the Company issued 200,000 (post-split) shares of its common stock, each to two officers of the Company for services provided valued at $800. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.002 per share

On March 20, 2011 the Company issued 5,454,550 (post-split) shares of its common stock with proceeds to the Company of $300,000.

On April 1, 2011 the Company issued 3,600,000 (post-split) shares of its common stock to a consulting company for services provided valued at $198,000. The fair value of the shares was determined based on the most recent cash sale price of common stock of $0.055 per share

On May 28, 2011 the Company issued 909,090 (post-split) shares of its common stock with proceeds to the Company of $50,000.

On June 10, 2011 the Company issued 9,090,560 (post-split) shares of its common stock with proceeds to the Company of $500,000.

On September 28, 2011 the Company entered into a convertible debenture agreement with an unaffiliated corporation at five percent and due September 24, 2012. The conversion is at the average of the lowest price the company’s share trade five days previous to the date of the conversion. The face value of the debenture is $100,000.

On October 3, 2011 the Company issued 1,333,333 shares of its common stock with proceeds to the Company of $400,000.

On March 21, 2012 the Company issued 416,667 shares of its common stock with proceeds to the Company of $500,000.

During the year ended December 31, 2013 the Company issued 109,950 shares of common stock upon the conversion of a $100,000 convertible note payable and related accrued interest payable. The Company also issued 502,084 shares of common stock for cash at prices ranging from $0.32 to $1.20 per share, resulting in total cash proceeds of $465,000.

On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis. All references to common stock have been restated so as to retroactively incorporate the effects of this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are engaged in the search for oil and gas. Our business plan is to proceed with exploration of the Pratt and Cowley County Oil &Gas projects to determine if further drilling and/or using techniques to increase the flow of crude oil from our existing wells. Determination of whether or not to proceed will be provided by Melland engineering LLC of McPherson KS.

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

Results of Operations

	For the Years Ended December 31,
	2013	2012
Revenue	$232,572	$445,667
Operating Expenses	(994,939)	(1,186,789)
Other Income (Expenses)	7,795	15,011
Net Profit (Loss)	$(754,572)	$(726,121)

Revenue

During the year ended December 31, 2013 revenues decreased 47.8% from $445,667 in 2012 to $232,572 in 2013. Revenues decreased due to the Company’s partial sale of certain producing oil properties, coupled with decreased production from certain producing wells during 2013.

Expenses

Our operating expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

	For the Years Ended December 31,
	2013	2012
Professional fees	$292,284	$278,834
Depletion, depreciation, amortization and accretion	325,927	520,693
Impairment of oil and gas properties	—	13,948
Lease operating expenses	301,266	292,878
General and administrative expenses	75,462	80,446
Total Operating Expenses	$994,939	$1,186,799

Operating expenses for the year ended December 31, 2013, decreased by $191,860 compared to 2012, primarily as a result of decreased oil and gas production, which resulted in significantly lower depletion, depreciation, amortization and accretion expense when compared to 2012.

During the year ended December 31, 2013, the Company incurred operating expenses of $994,939 as compared to $1,186,799 for 2012. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: The Company incurred $292,284 in professional fees for the fiscal year ended on December 31, 2013, as compared to $278,834 for the previous fiscal year. Professional fees consist primarily of legal, accounting, and consulting matters. This expense category will vary annually depending on corporate capital raising activities.

LEASE OPERATING EXPENSES: The Company incurred $301,266 in lease operating expenses for the fiscal year ended on December 31, 2013, as compared to $292,878 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

DEPLETION, DEPRECIATION, AMORTIZATION AND ACCRETION (“DDA”): The Company incurred $325,927 in DDA expenses for the fiscal year ended on December 31, 2013, as compared to $520,693 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

GENERAL AND ADMINISTRATIVE EXPENSES: The Company incurred $75,462 in general and administrative expenses during the fiscal year ended December 31, 2013 as compared to $80,446 in 2012.

RESEARCH AND DEVELOPMENT: The Company has not incurred any expenses for research and development since inception on June 22, 2009.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2013, and none were incurred in the previous fiscal year which ended on December 31, 2012.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date or from the date of inception.

At the end of the fiscal year ended December 31, 2013, and as of the date of this report, the Company had 31,726,585 common shares issued and outstanding, , as well as 809,400 shares of preferred stock issued and outstanding, respectively.

Liquidity and Financial Condition

Working Capital

	For the Years Ended December 31,
	2013	2012
Current Assets	$6,749	$2,426
Current Liabilities	191,084	289,729
Working Capital	$(184,335)	$(287,303)

Cash Flows

	For the Years Ended December 31,
	2013	2012
Net Cash Used in Operating Activities	$301,416	$176,111
Net Cash Used in Investing Activities	143,030	432,414
Net Cash Provided by Financing Activities	445,455	518,000
Change in Cash During the Period	$1,009	$(90,525)

Since inception we have used common stock to raise money for our oil and gas acquisitions and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2013 was $445,455. In the fiscal year ended December 31, 2012, net cash flows from financing activities totaled $518,000.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2014. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	—
Future property acquisitions	200,000
Working capital	250,000
Total	$500,000

As at December 31, 2013, we had a working capital deficit of $184,335. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2013 and 2012 and are included herein immediately preceding the audited financial statements.

SUPERNOVA ENERGY INC.

(FORMERLY NORTHUMBERLAND RESOURCES, INC.)

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Supernova Energy, Inc.

(Formerly known as Northumberland Resources, Inc.)

We have audited the accompanying balance sheets of Supernova Energy, Inc. (formerly known as Northumberland Resources, Inc.) (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Supernova Energy, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler Gibb, LLC

Salt Lake City, UT

April 11, 2014

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,035	$1,026
Prepaid expenses	3,314	—
Deposits	1,400	1,400
Total Current Assets	6,749	2,426

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	1,058,517	987,548
Unproved	264,717	340,097
Support equipment	229,864	256,254
Total property, plant and equipment	1,553,098	1,583,899
Accumulated depletion and depreciation	(834,336)	(574,618)
Total Property, Plant and Equipment, net	718,762	1,009,281

TOTAL ASSETS	$725,511	$1,011,707

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,461	$100,470
Accounts payable and accrued expenses, related parties	67,500	60,000
Notes payable	5,000	14,000
Notes payable, related parties	123	4,123
Convertible notes payable	—	100,000
Derivative liability	—	11,136
Total Current Liabilities	191,084	289,729

LONG TERM LIABILITIES
Asset retirement obligations, net	151,353	158,976

TOTAL LIABILITIES	342,437	448,705

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	80,940	80,940
Common stock, 100,000,000 shares authorized at
par value of $0.001; 31,726,585 and 31,114,550
shares issued and outstanding, respectively	31,727	31,115
Additional paid-in capital	2,469,227	1,895,195
Accumulated deficit	(2,198,820)	(1,444,248)
Total Stockholders' Equity	383,074	563,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$725,511	$1,011,707

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

REVENUES	$232,572	$445,667

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	325,927	520,693
Lease operating expenses	301,266	292,878
Impairment of oil and gas properties	—	13,948
Professional fees	292,284	278,834
General and administrative expenses	75,462	80,446

Total Operating Expenses	994,939	1,186,799

NET LOSS FROM OPERATIONS	(762,367)	(741,132)

OTHER INCOME (EXPENSE)

Gain on derivative liability	11,136	92,445
Interest expense	(3,341)	(77,434)

Total Other Income (Expense)	7,795	15,011

LOSS BEFORE INCOME TAXES	(754,572)	(726,121)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(754,572)	$(726,121)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,504,836	61,766,932

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.
Statements of Stockholders' Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	—	$—	80,662,883	$80,663	$1,421,387	$(718,127)	$783,923

Common stock issued
for cash	—	—	416,667	417	499,583	—	500,000

Common stock issued
for services	—	—	5,000	5	5,195	—	5,200

Common stock converted
to preferred stock	809,400	80,940	(40,470,000)	(40,470)	(40,470)	—	—

Cancellation of common
stock	—	—	(9,499,999)	(9,500)	9,500	—	—

Net loss for the year
ended December 31, 2012	—	—	—	—	—	(726,121)	(726,121)

Balance, December 31, 2012	809,400	80,940	31,114,551	31,115	1,895,195	(1,444,248)	563,002

Common shares issued in
settlement of debt	—	—	109,950	110	109,534	—	109,644

Common shares issued
for cash	—	—	83,334	83	99,917	—	100,000

Common shares issued
for cash	—	—	262,500	263	314,737	—	315,000

Common shares issued
for cash	—	—	156,250	156	49,844	—	50,000

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(754,572)	(754,572)

Balance, December 31, 2013	809,400	$80,940	31,726,585	$31,727	$2,469,227	$(2,198,820)	$383,074

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(754,572)	$(726,121)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	325,927	520,693
Amortization of debt discount	—	69,327
Change in derivative liability	(11,136)	(92,445)
Common stock issued for services	—	5,200
Impairment of oil and gas properties	—	13,948
Changes in operating assets and liabilities:
Deposits	—	(200)
Prepaid expenses	(3,314)	—
Accounts payable and accrued expenses	141,679	33,487

Net Cash Used in Operating Activities	(301,416)	(176,111)

INVESTING ACTIVITIES
Capitalized costs of oil and gas properties	(119,149)	(340,128)
Purchase of well operating equipment	(23,881)	(92,286)

Net Cash Used in Investing Activities	(143,030)	(432,414)

FINANCING ACTIVITIES
Common stock issued for cash	465,000	500,000
Repayment of related-party payables	(6,545)	—
Proceeds from note payable	5,000	18,000
Repayment of notes payable	(18,000)	—

Net Cash Provided by Financing Activities	445,455	518,000

NET DECREASE IN CASH	1,009	(90,525)
CASH AT BEGINNING OF PERIOD	1,026	91,551

CASH AT END OF PERIOD	$2,035	$1,026

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$109,644	$—
Sale of oil & gas properties for other receivables	$173,831	$—
Accounts payable paid by related-party note	$6,545	$—
Account receivable credited to account payable	$100,000	$—
Preferred stock issued in conversion of common stock	$—	$80,940
Increase in asset retirement obligations	$—	$20,129

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – NATURE OF BUSINESS

Supernova Energy, Inc. (“the Company”) is an oil and gas exploration and production company incorporated in the state of Nevada on June 22, 2009. On October 21, 2013 the Company elected to change its corporate name from Northumberland Resources, Inc. to Supernova Energy, Inc.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,035 and $1,026 of cash and cash equivalents at December 31, 2013 and 2012, respectively.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the December 31, 2013 financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2013 and 2012, the Company recognized $263,987 and $459,258, respectively of depletion expense related to oil and gas production.

Ceiling Test – In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of December 31, 2013 and 2012, $-0- and $13,948 of impairment expense has been recorded, respectively, in connection with the full cost ceiling test calculation.

Revenue Recognition – Revenues from the sale of oil and natural gas are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured. For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were -0- and 202,020 such common stock equivalents outstanding as of December 31, 2013 and 2012, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2013 and 2012 the Company’s oil and gas pumping and support equipment consisted of the following:

	December 31, 2013	December 31, 2012

Oil and gas pumping and support equipment	$229,864	$256,254
Accumulated depreciation	(88,698)	(58,306)
Net	$141,166	$197,948

Depreciation expense was $45,500 and $44,436 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $263,987 and $459,258 during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012 oil and gas properties consisted of the following:

	December 31, 2013	December 31, 2012

Proved producing properties	$1,044,068	$967,512
Proved non-producing properties	14,448	20,036
Unproved properties	264,718	340,097
Accumulated depletion	(745,638)	(516,312)

Net Oil and Gas Properties	$577,596	$811,333

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – OIL AND GAS PROPERTIES (CONTINUED)

All of the Company’s oil and natural gas properties are located in the United States.  Costs being amortized at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Proved leasehold costs	$596,631	$700,297
Costs of wells and equipment	842,829	745,969
Capitalized asset retirement costs	113,638	137,633
Total oil and gas properties	1,553,098	1,583,899
Accumulated depreciation and depletion	(834,336)	(574,618)
Net Capitalized Costs	$718,762	$1,009,281

The following table sets forth the changes in the total cost of oil and natural gas properties at December 31, for each of the two years in the period ended December 31, 2013:

	December 31,
	2013	2012
Balance at Beginning of Period	$1,583,899	$1,146,546
Acquisitions using cash	—	175,116
Other capitalized costs	133,075	262,237
Sale proceeds	(163,876)	—
Other non-cash transactions	—	—
Balance at End of Period	$1,553,098	$1,583,899

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

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

On July 7, 2011, the Company purchased a 20 percent working interest on an 16.41 percent net revenue interest in a proved and producing oil and gas well located in Cowley County, KS. The Company paid $45,000 to acquire the leases .

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – OIL AND GAS PROPERTIES (CONTINUED)

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

During the years ended December 31, 2013 and 2012, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $119,149 and $169,951, respectively for these improvements, which have been capitalized to the book value of the wells.

NOTE 6 – NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of December 31, 2013 the Company had an aggregate total of $5,123 in notes payable to related parties.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On September 28, 2011 the Company borrowed $100,000 from an unrelated third party entity in the form of a convertible note. The note bore interest at a rate of five percent per annum, with principal and interest due in full on September 24, 2012. The note was convertible at any time, at the option of the note holder, into shares of the Company’s common stock, at ten percent below the current market price on the date of conversion. For purposes of the note, “current market price” is defined as the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

Pursuant to this conversion feature, the Company recognized a derivative liability in the amount of $93,976 on the note date. At December 31, 2011, the derivative liability was revalued at $103,581, and at December 31, 2012 the derivative liability was revalued at $11,136. This led to the Company recording a gain on derivative liability of $92,445 for the period ended December 31, 2012. On March 17, 2013 the derivative liability was revalued at $-0-, resulting in a gain on derivative liability of $11,136 for the year ended December 31, 2013.

On March 17, 2013 the holder of the note elected to convert the entire face value of the note of $100,000, along with $9,644 in accrued interest, into 109,952 shares of common stock (see Note 10).

NOTE 8 – DERIVATIVE LIABILITY

On September 28, 2011 the Company executed a convertible note payable in the amount of $100,000 which was convertible at the holder’s option at 90 percent of the average of the lowest three daily closing prices per share for the five business days prior to the date of conversion.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 8 – DERIVATIVE LIABILITY (CONTINUED)

The fair value of the conversion option of the convertible note of $93,976 was recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – gain (loss) on derivative liability” until such time as the note was converted.

The Company used the Black-Scholes options pricing model to value the derivative liability and subsequent remeasurement. Included in the models were the following assumptions: risk free rates ranging from 0.02 percent to 0.16 percent, and annual volatilities which ranged from 10 percent to 500 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2012 the derivative liability was revalued at $11,136, which led to the Company recording a gain on derivative liability in the amount of $92,445.

On March 17, 2013, pursuant to the full conversion of the note into 109,952 shares of common stock, the derivative liability was revalued at $-0-, resulting in a gain on derivative liability of $11,136 for the year ended December 31, 2013.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2013 and 2012, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $323,400 and $399,900, respectively. The fair value of the liability at December 31, 2013 and 2012 is estimated to be $151,353 and $158,976, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

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

Through December 31, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $38,701, leaving an ending net balance of $151,353 at December 31, 2013.

Changes to the asset retirement obligation for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012

Balance, beginning of year	$158,976	$121,848
Liabilities incurred	—	20,129
Disposal	(24,063)	—
Accretion expense	16,440	16,999
Balance, end of year	$151,353	$158,976

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 10 – STOCKHOLDERS’ EQUITY

On October 21, 2013 the Company elected to reduce its authorized number of common shares from 200,000,000 to 100,000,000. On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis. All references to common stock have been restated so as to retroactively incorporate the effects of this transaction. As of December 31, 2013 and 2012, there were 31,726,585 and 31,114,550 post-split shares of common stock issued and outstanding, respectively.

On March 21, 2012, the Company issued 416,667 shares of common stock at $1.20 per share for cash proceeds of $500,000.

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

During the year ended December 31, 2013 the Company issued 109,950 shares of common stock upon the conversion of a $100,000 convertible note payable and related accrued interest payable (see Note 7). The Company also issued 502,084 shares of common stock for cash at $1.20 per share, resulting in total cash proceeds of $465,000.

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Book income (loss) from operations	$(256,555)	$(246,881)
Amortization of debt discounts	—	22,891
Common stock issued for services	—	1,768
Impairment of oil and gas properties	—	4,742
Change in derivative liability	(3,786)	(31,431)
Change in valuation allowance	260,341	248,911
Total provision for income taxes	$—	$—

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012

Loss carry forwards (expire through 2032)	$747,599	$491,044

Total gross deferred tax asset	670,368	410,708
Valuation allowance	(670,368)	(410,708)
Net deferred taxes	$—	$—

At December 31, 2013, the Company had net operating loss carry forwards of approximately $747,599 through 2032.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 12 – COMMITEMENTS AND CONTINGENCIES

Compensation to Directors – The Company’s two directors are entitled to a director’s fee of $1,000 per month, per director.

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to December 31, 2013 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2013, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	At December 31, 2013	At December 31, 2012
Net Proved Developed Reserves
Crude Oil (Bbls)	83,743	58,116
Natural Gas (Mcf)	—	138,102
Oil Equivalents (Boe)	—	—

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	32,391	—
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	116,134	58,116
Natural Gas (Mcf)	—	138,102
Oil Equivalents (Boe)	—	—

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2013 and 2012:

	At December 31, 2013	At December 31, 2012
Proved leasehold costs	$—	$—
Costs of wells and development	1,430,333	1,461,134
Capitalized asset retirement costs	112,652	136,715
Total cost of oil and gas properties	1,542,985	1,597,849
Accumulated depreciation and depletion	(798,673)	(574,618)
Net Capitalized Costs	$744,312	$1,023,231

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Acquisition of properties
Proved	$—	$170,177
Exploration costs	—	—
Development costs	119,149	169,951
Net Capitalized Costs	$119,149	$340,128

  Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Crude oil and gas revenues	$232,572	$445,667
Production costs	(301,266)	(292,878)
Depreciation, depletion and accretion	(290,265)	(520,693)
Results of operations for producing activities, excluding corporate overhead	$(358,959)	$(367,904)

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2013 and 2012

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $86.69/BO crude oil price plus a $3.75/BO adjustment for high gravity quotient, resulting in an overall crude oil price of $90.44/BO , and a gas price of $3.67/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012

Future cash inflows	$3,447,080	$3,327,753
Future production and development costs	(1,401,303)	(1,408,391)
Future income tax and insurance expense	(38,691)	(270,919)
Future net cash inflows	2,007,086	1,648,443
10% annual discount for estimated timing of cash flows	(1,060,905)	(910,129)
Standardized measure of discounted future net cash flows	$946,181	$738,314

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Beginning of period	$738,314	$1,037,287
Revenues less production and other costs	68,694	(152,789)
Changes in price, net of production costs	44,445	(286,291)
Development costs incurred	119,149	169,951
Net changes in future development costs	84,792	59,227
Purchases of reserves in place	—	71,461
Accretion of discount	87,444	79,240
Net change in income taxes	99,996	23,255
Timing differences and other	(296,653)	(256,329)
End of period	$946,181	$738,314

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None noted.

Item 9A(T). Controls and Procedures

As of Dec. 31, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of Dec. 31, 2013:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2014.

Item 9B. Other Information

Effective January 1, 2013, Chris Knowles resigned from our board of directors. There was no disagreement between Mr. Knowles and our company’s policies or procedures.

On January 7, 2013, Ryan Kerr was appointed to serve as a replacement director in the stead of Chris Knowles, to serve until the next regularly scheduled Board of Directors election by shareholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
FortunatoVillamagna	Chief Executive Officer	53	January 15, 2011

Peter Hewitt	President/Director Chief Financial Officer Director	48	February 8, 2011
Ryan Kerr	Director		January 7, 2013

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

Dr. Fortunato, Chief Executive Officer, President, Director

Dr. Fortunato Villamagna, age 53, has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. In addition to joining Northumberland Resources Inc. Dr. Villamagna is also secretary and Director of Lucky Boy Silver Corp., (symbol LUCB.OB). Dr. Villamagna also served as director and CEO of UTEC Inc. from January 7, 2007 to May 21, 2010. Prior to the role, Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive. We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Peter Hewitt, age 48, has over 20 years experience working within the Graphic Design and Print Industry. He has worked for blue chip companies such as TVR Sports Cars Ltd and Findel Plc. From 1998 to the present Peter has been with Express Gifts Ltd and is the Studio Manager running a team of 20 highly skilled Graphic Designers. He and his team are responsible for producing catalogues for the mail order and internet markets. Before joining Express Gifts Peter was the Studio Manager for TVR Sports Cars and was instrumental in the setting up and development of a successful PR and Marketing Company.We believe Mr. Hewitt is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Ryan Kerr currently manages Inland Oil Corp., his family-owned business. Mr. Kerr has over 15 years experience in locating, producing, completing and general operations in the oil and gas industry. Mr. Kerr has successfully drilled and completed hundreds of wells throughout the Mid-continent region and is actively involved with development and operations of fields in this region. Mr. Kerr’s extensive experience in oil and gas exploration and production is furthered as an exploration geologist where he has consulted on several water-flood and infill drilling projects throughout Oklahoma, Kansas, North Dakota, Wyoming, New Mexico, Texas, and California. Currently, Mr. Kerr has been heading drilling programs for several operators in Oklahoma, as well as design and implementation of a Nitrogen gas flood in Wagoner County Oklahoma in the Stone Bluff Field. This project consisted of flooding 1,200+ - acres with the producing interval from the Dutcher Sand zone at a depth of 1250’feet. Production since the start of the nitrogen injection flood has been increased from the formation at a rate of 1 MMCF per day. Mr. Kerr also serves on the Board of Directors of Tiger Oil and Energy, Inc. (OTC BB TGRO).

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

Item 11. Executive Compensation

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer who was serving as the executive officer at the end of the years ended December 31, 2013 and 2012; and

(b)	up to two additional individuals for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013, and 2012, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Fortunato Villamanga (1) President, Chief Executive Officer, and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 12,000 $ 12,000	$ 12,000 $ 12,000
Peter Hewitt (2) Chief Financial Officer, Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 12,000 $ 12,000	$ 11,000 $ 12,000
Chris Knowles (4), Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $12,000	Nil $12,000
Ryan Kerr (5), Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:

(1)	Dr. Villamagna was appointed as our President, Chief Executive Officer and a director of our company on January 15, 2011.
(2)	Peter Hewitt was appointed as our Chief Financial Officer, Secretary and a director of our company on February 8, 2010.
(3)	Mr. Scales resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 15, 2011.
(4)	Mr. Knowles was appointed as a director on April 1, 2012, and resigned this position on January 1, 2013.
(5)	Ryan Kerr was appointed as director on January 7, 2013.

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

Compensation of Directors

On February 8, 2011, the Board approved a Directors fee of $1,000 each per month to Fortunato Villamgna and Peter Hewitt as director compensation. On April 1, 2012 the Board approved a Directors fee of $1,000 per month to Chris Knowles as director compensation. Ryan Kerr will not be receiving a Directors fee.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship (1)		Percentage of Class (2)
Common	Dr. Fortunato Villamanga 10805 Bernini Dr. Las Vegas, NV 89141	25,000,000 (3)	Indirect	80%
Common	Peter Hewitt 4 Chapel Close West Bradford Lancashire, England BB&4th	200,000	Direct	<1%
Common	Directors and Executive Officers as a Group (2 Persons)	25,400,000		82%

Notes:

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 31,726,585 shares of our common stock issued and outstanding.

(2)	Based on 31,726,585 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by I-Quest, Inc., a private company of which Dr. Villamagna is also President and CEO.

(4)	These shares have not been issued at the date of this report.

Changes in Control

We do not anticipate at this time any changes in control of Northumberland. There are no arrangements either in place or contemplated which may result in a change of control of Northumberland. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Our board of directors consists of Dr. Fortunato Villamagna, Chris Knowles and Peter Hewitt. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Dr. Villamagna and Peter Hewitt are not independent directors as Dr. Villamagnais our President and Chief Executive Officer and Mr. Hewitt is our Chief Financial Officer and Secretary.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2013 and 2012, for professional services rendered by the principal accountants for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Sadler, Gibb &Associates LLC

	December 31,
	2013	2012
Audit Fees	$36,241	$35,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$36,241	$35,000

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

Date: April 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FortunatoVillamagna

By: FortunatoVillamagna

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: April 11, 2014

/s/Peter Hewitt

By: Peter Hewitt

Chief Financial Officer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Date: April 11, 2014

