Form 10-Q
period 2014-03-31
SUPERNOVA ENERGY, INC.
filed 2014-05-20
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-165373

SUPERNOVA ENERGY, INC.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 31,726,585 shares of common stock and 859,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of May 20, 2014.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	10

SIGNATURES		10

CERTIFICATIONS
	Exhibit 31.1 Management Certification, Section 302
	Exhibit 31.2 Management Certification, Section 302
	Exhibit 32.1 Management Certification, Section 906

1

PART I — FINANCIAL INFORMATION

2

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,826	$2,035
Prepaid expenses	1,761	3,314
Deposits	1,400	1,400
Total Current Assets	28,987	6,749

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	606,549	1,058,517
Unproved	395,148	264,717
Support equipment	180,219	229,864
Total property, plant and equipment	1,181,916	1,553,098
Accumulated depletion and depreciation	(621,454)	(834,336)
Total Property, Plant and Equipment, net	560,462	718,762

TOTAL ASSETS	$589,449	$725,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,737	$118,461
Accounts payable and accrued expenses, related parties	19,000	67,500
Notes payable	5,000	5,000
Notes payable, related parties	123	123
Total Current Liabilities	180,860	191,084

LONG TERM LIABILITIES
Asset retirement obligations, net	145,421	151,353

TOTAL LIABILITIES	326,281	342,437

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 859,400 and 809,400 shares issued
and outstanding, respectively	85,940	80,940
Common stock, 100,000,000 shares authorized at
par value of $0.001; 31,726,585 shares issued
and outstanding	31,727	31,727
Additional paid-in capital	2,514,227	2,469,227
Accumulated deficit	(2,368,726)	(2,198,820)
Total Stockholders' Equity	263,168	383,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$589,449	$725,511

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$23,079	$39,318

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	47,140	63,839
Lease operating expenses	54,234	53,911
Professional fees	80,541	68,732
General and administrative expenses	10,947	14,431

Total Operating Expenses	192,862	200,913

NET LOSS FROM OPERATIONS	(169,783)	(161,595)

OTHER INCOME (EXPENSE)

Gain on derivative liability	—	11,136
Interest expense	(123)	(2,232)

Total Other Income (Expense)	(123)	8,904

LOSS BEFORE INCOME TAXES	(169,906)	(152,691)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(169,906)	$(152,691)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,504,836	31,244,474

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(169,906)	$(152,691)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	47,140	63,839
Change in derivative liability	—	(11,136)
Changes in operating assets and liabilities:
Prepaid expenses	1,553	—
Accounts payable and accrued expenses	103,275	65,369

Net Cash Used in Operating Activities	(17,938)	(34,619)

INVESTING ACTIVITIES
Capitalized exploration and development costs	(361)	(31,341)
Purchase of well operating equipment	(7,910)	(11,643)

Net Cash Used in Investing Activities	(8,271)	(42,984)

FINANCING ACTIVITIES
Common stock issued for cash	—	100,000
Preferred stock issued for cash	50,000	—
Repayment of notes payable	—	(18,000)

Net Cash Provided by Financing Activities	50,000	82,000

NET DECREASE IN CASH	23,791	4,397
CASH AT BEGINNING OF PERIOD	2,035	1,026

CASH AT END OF PERIOD	$25,826	$5,423

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$—	$170,996
Sale of oil & gas properties for other receivables	$—	$173,831
Sale of oil & gas properties for debt	$312,482	$—

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Condensed Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the period ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Condensed Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the three-month periods ended March 31, 2014 and 2013, the Company recognized $30,501 and $48,143, respectively of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The Company has recorded no impairment expense in connection with the full cost ceiling test calculation for the three-month periods ending March 31, 2014 and 2013, respectively.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Condensed Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - OIL AND GAS PROPERTIES

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

On February 1, 2014 the Company entered into a Purchase and Sale Agreement whereby it agreed to sell 100 percent of its working interest in two oil and gas leases located in Cowley and Stafford counties, Kansas. As consideration for this transaction, the buyer agreed to forgive $113,500 in Company debts due to the buyer.

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $361and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through March 31, 2014, the Company established an asset retirement obligation of $106,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $38,701, leaving an ending net balance of $145,422 at March 31, 2014.

NOTE 5 - NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of March 31, 2014 the Company had an aggregate total of $5,000 in notes payable and $123 in payable to related parties.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Condensed Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On February 26, 2014 the Company issued 50,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $50,000. The preferred shares have 1:100 conversion and voting rights.

NOTE 7 - SUBSEQUENT EVENTS

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2013.

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

The Company’s Articles of Incorporation are being amended to reflect a decrease in the number of common shares from Two Billion (2,000,000,000) to One Hundred Ninety Eight Million (198,000,000) and the creation of a preferred stock in the amount of Two Million (2,000,000) shares with voting and conversion rights of 1 for 100. The Amendment was adopted pursuant to written consent of stockholders holding a majority of the voting power of the outstanding capital stock of the Company. On October 15, 2013 the Company reduced its authorized number of common shares to 100,000,000 common and 2,000,000 preferred.

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

On February 1, 2014 the Company entered into a Purchase and Sale Agreement whereby it agreed to sell 100 percent of its working interest in two oil and gas leases located in Cowley and Stafford counties, Kansas. As consideration for this transaction, the buyer agreed to forgive $113,500 in Company debts due to the buyer.

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $361and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through March 31, 2014, the Company established an asset retirement obligation of $106,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $38,701, leaving an ending net balance of $145,422 at March 31, 2014.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

We had revenues of $23,079 during the three months ended March 31, 2014, compared to $39,318 in revenues during the corresponding period in 2013. Our revenues decreased from 2014 to 2013 due primarily to our sale of two producing leases during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $192,862 during the three months ended March 31, 2014, compared to $200,913 for the corresponding period in 2013. The 2014 operating expenses consisted primarily of $10,947 in general and administrative expenses such as office expenses, $80,541 in professional fees, $54,234 in lease operating expenses and $47,140 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $53,911, professional fees of $68,732, and general and administrative expenses of $14,431, and $63,839 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2013. We expect our operating costs to continue to increase in the next 12 months.

Other Expenses

We incurred interest expense in the amount of $123 during the three months ended March 31, 2014. This compares to interest expense of $2,232 and a $11,136 gain on derivative liability during the corresponding period of 2013.

Net Loss

We incurred a net loss of $169,906 during the three months ended March 31, 2014, compared to a net loss of $152,691 during the corresponding period in 2013. This translates to a loss per share of $0.01 and $0.00 for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2014 consisted of $25,826 in cash.

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

On July 2, 2013 we plugged the Asmussen 16-2 and on July 13, 2013 drilled the Asmussen 16-3 well.

On February 1, 2014 the Company entered into a Purchase and Sale Agreement whereby it agreed to sell 100 percent of its working interest in two oil and gas leases located in Cowley and Stafford counties, Kansas. As consideration for this transaction, the buyer agreed to forgive $113,500 in Company debts due to the buyer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2014:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2013 we received $100,000 from ThorFinn Partners for the issuance of 83,334 post-split shares of the Company’s stock at $1.20 per share.

On February 26, 2014 we received $50,000 from an unrelated investor for 50,000 preferred shares at $1.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFTEY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation of Supernova Energy, Inc.*
3.2	Bylaws of Supernova Energy, Inc.*
3.3	Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.
10.0	Materials Contracts-leases and ThorFinn documents. Incorporated by reference in 10Q filed 5/21/12.
10.1	Purchase Agreement and Investors Rights Agreement with Thorfinn Partners. Incorporated by reference in 8K filed 5/02/12.
10.2	Property acquisitions. Incorporated by reference in 8K filed 10/03/11 and August 14, 2012.
10.3	Convertible Debenture September 26, 2011 Incorporated by reference in 10Q/a filed 11/25/11.
10.4	Addendum to ThorFinn Partners Purchase Agreement dated 3/19/13.
14.1	Code of Ethics, Corporate Charters and Governances. Incorporated by reference in 8K filed 5/02/12.
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed as an exhibit to our registration statement on Form S-1 filed March 9, 2010 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERNOVA ENERGY, INC.

/s/ Fortunato Villamagna
Fortunato Villamagna
President (Principal Executive Officer)

/s/ Peter Hewitt
Peter Hewitt
Secretary, CFO (Principal Accounting Officer)

May 20, 2014

