Form 10-Q
period 2014-06-30
SUPERNOVA ENERGY, INC.
filed 2014-08-19
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 31,726,585 shares of common stock and 874,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of August 19, 2014.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,354	$2,035
Prepaid expenses	689	3,314
Deposits	1,400	1,400

Total Current Assets	9,443	6,749

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	625,335	1,058,517
Unproved	396,325	264,717
Support equipment	267,630	229,864
Total property, plant and equipment	1,289,290	1,553,098
Accumulated depletion and depreciation	(739,099)	(834,336)
Total Property, Plant and Equipment, net	550,191	718,762

TOTAL ASSETS	$559,634	$725,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,093	$118,461
Accounts payable and accrued expenses, related parties	54,000	67,500
Notes payable	5,000	5,000
Notes payable, related parties	123	123
Convertible notes payable	—	—
Derivative liability	—	—

Total Current Liabilities	303,216	191,084

LONG TERM LIABILITIES

Asset retirement obligations, net	149,532	151,353

TOTAL LIABILITIES	452,748	342,437

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	87,440	80,940
Common stock, 198,000,000 shares authorized at
par value of $0.001; 31,726,585 and 31,726,585
shares issued and outstanding, respectively	31,727	31,727
Additional paid-in capital	2,527,727	2,469,227
Accumulated deficit	(2,540,008)	(2,198,820)

Total Stockholders' Equity	106,886	383,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,634	$725,511

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$115,344	$40,157	$138,423	$79,475

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	121,755	64,946	168,895	128,785
Lease operating expenses	67,792	128,020	122,026	181,931
Professional fees	75,096	76,475	155,637	145,207
General and administrative expenses	21,983	28,956	32,930	43,387

Total Operating Expenses	286,626	298,397	479,488	499,310

NET LOSS FROM OPERATIONS	(171,282)	(258,240)	(341,065)	(419,835)

OTHER EXPENSES

Gain (loss) on derivative liability	—	—	—	11,136
Interest expense	—	—	(123)	(2,232)

Total Other Expenses	—	—	(123)	8,904

LOSS BEFORE INCOME TAXES	(171,282)	(258,240)	(341,188)	(410,931)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(171,282)	$(258,240)	$(341,188)	$(410,931)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,726,585	31,467,725	31,726,585	31,357,177

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(341,188)	$(410,931)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion, amortization
and accretion	168,895	128,785
Change in derivative liability	—	(11,136)
Changes in operating assets and liabilities:
Prepaid expenses	2,625	(21,500)
Accounts payable - related parties	239,132	—
Accounts payable and accrued expenses	(13,500)	57,934

Net Cash Used in Operating Activities	55,964	(256,848)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	—
Capitalized exploration and development costs	(28,234)	(104,766)
Purchase of well operating equipment	(87,411)	(18,324)

Net Cash Used in Investing Activities	(115,645)	(123,090)

FINANCING ACTIVITIES
Common stock issued for cash	—	400,000
Preferred stock issued for cash	65,000	—
Repayment of notes payable	—	(18,000)

Net Cash Provided by Financing Activities	65,000	382,000

NET INCREASE IN CASH	5,319	2,062
CASH AT BEGINNING OF PERIOD	2,035	1,026

CASH AT END OF PERIOD	$7,354	$3,088

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$—	$109,644
Common stock issued for subscription receivable	$—	$15,000
Sale of oil and gas properties	$379,453	$173,831

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the period ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the six-month periods ended June 30, 2014 and 2013, the Company recognized $134,853 and $97,829, respectively of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The Company has recorded no impairment expense in connection with the full cost ceiling test calculation for the six-month periods ending June 30, 2014 and 2013, respectively.

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.

Notes to Condensed Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $29,383and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through June 30, 2014, the Company established an asset retirement obligation of $102,611 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $46,921, leaving an ending net balance of $149,532 at June 30, 2014.

NOTE 5 – NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of June 30, 2014 the Company had an aggregate total of $5,123 in notes payable to related parties.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On February 26, 2014 the Company issued 65,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $65,000. The preferred shares have 1:100 conversion and voting rights.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $29,383and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through June 30, 2014, the Company established an asset retirement obligation of $102,611 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $46,921, leaving an ending net balance of $149,532 at June 30, 2014.

Effective April 1, 2012, Chris Knowles was elected as an additional director of the Company, bringing the total number of directors to three. On January 1, 2013 Mr. Knowles resigned as Director of the Company.

On January 7, 2013, Ryan Kerr was appointed to serve as a replacement director in the stead of Chris Knowles. Mr. Kerr resigned his position as a director on August 9, 2013.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. NHUR has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell D, Sanders, Asmussen and Carver leases with the objective to improve current oil and gas production.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

We had revenues of $115,344 during the three months ended June 30, 2014, compared to $40,157 in revenues during the corresponding period in 2013. Our revenues increased from 2014 to 2013 due primarily to increased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $286,626 during the three months ended June 30, 2014, compared to $298,397 for the corresponding period in 2013. The 2014 operating expenses consisted primarily of $21,983 in general and administrative expenses such as office expenses, $75,096 in professional fees, $67,792 in lease operating expenses and $121,755 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $128,020, professional fees of $76,475, and general and administrative expenses of $28,956, and $64,946 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2013. We expect our operating costs to continue to increase in the next 12 months.

Net Loss

We incurred a net loss of $171,282 during the three months ended June 30, 2014, compared to a net loss of $258,240 during the corresponding period in 2013. This translates to a loss per share of $0.01 and $0.01 for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenues

We had revenues of $138,423 during the three months ended June 30, 2014, compared to $79,475 in revenues during the corresponding period in 2013. Our revenues increased from 2014 to 2013 due primarily to increased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $479,488 during the six months ended June 30, 2014, compared to $499,310 for the corresponding period in 2013. The 2014 operating expenses consisted primarily of $32,930 in general and administrative expenses such as office expenses, $155,637 in professional fees, $122,026 in lease operating expenses and $168,895 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $181,931, professional fees of $145,207, and general and administrative expenses of $43,387, and $128,785 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2013. We expect our operating costs to continue to increase in the next 12 months.

Other Expenses

We incurred interest expense in the amount of $123 during the six months ended June 30, 2014. This compares to interest expense of $2,232 and an $11,136 gain on derivative liability during the corresponding period of 2013.

Net Loss

We incurred a net loss of $341,188 during the six months ended June 30, 2014, compared to a net loss of $410,931 during the corresponding period in 2013. This translates to a loss per share of $0.01 and $0.01 for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2014 consisted of $7,354 in cash.

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

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000. This amount is classified as a note receivable at June 30, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

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

On June 28, 2014 Dr. Fortunato Villamagna resigned from the Board of Directors.

On June 28, 2014, I-Quest, Inc. the majority shareholder of the corporation of which Dr. Villamagna was President, entered into a Stock Purchase Agreement with Wexford Industries, LTD. under which I-Quest, Inc. agreed to sell its 475,000 Preferred shares (convertible to 47,500,000 common shares and with equivalent voting rights) for One Hundred Fifteen Thousand Dollars within 90 days of the execution of the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

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

On May 21, 2014 we received $15,000 from an unrelated investor for 15,000 preferred shares at $1.00 per share.

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

SUPERNOVA ENERGY, INC.

/s/ Peter Hewitt

Peter Hewitt

President, Secretary, CEO, CFO (Principal Executive and Accounting Officer)

August 19, 2014

