Form 10-Q/A
period 2014-06-30
SUPERNOVA ENERGY, INC.
filed 2014-08-22
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 317,266 shares of common stock and 874,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of August 19, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Supernova Energy, Inc. (the “Company”) for the quarter ended June 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 20, 2014. The Amendment is being filed to submit Exhibit 101 and updated Financial Statements.

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

1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUPERNOVA ENERGY, INC.

(Formely Northumberland Resources, Inc.)

2

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,354	$2,035
Prepaid expenses	689	3,314
Deposits	1,400	1,400

Total Current Assets	9,443	6,749

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	625,335	1,058,517
Unproved	396,325	264,717
Support equipment	267,630	229,864
Total property, plant and equipment	1,289,290	1,553,098
Accumulated depletion and depreciation	(739,099)	(834,336)
Total Property, Plant and Equipment, net	550,191	718,762

TOTAL ASSETS	$559,634	$725,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$244,093	$118,461
Accounts payable and accrued expenses, related parties	54,000	67,500
Notes payable	5,000	5,000
Notes payable, related parties	123	123
Convertible notes payable	—	—
Derivative liability	—	—

Total Current Liabilities	303,216	191,084

LONG TERM LIABILITIES

Asset retirement obligations, net	149,532	151,353

TOTAL LIABILITIES	452,748	342,437

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 809,400 shares issued and outstanding	87,440	80,940
Common stock, 198,000,000 shares authorized at
par value of $0.001; 317,266 and 317,266
shares issued and outstanding, respectively	317	317
Additional paid-in capital	2,559,137	2,500,637
Accumulated deficit	(2,540,008)	(2,198,820)

Total Stockholders' Equity	106,886	383,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,634	$725,511

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$115,344	$40,157	$138,423	$79,475

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	121,755	64,946	168,895	128,785
Lease operating expenses	67,792	128,020	122,026	181,931
Professional fees	75,096	76,475	155,637	145,207
General and administrative expenses	21,983	28,956	32,930	43,387

Total Operating Expenses	286,626	298,397	479,488	499,310

NET LOSS FROM OPERATIONS	(171,282)	(258,240)	(341,065)	(419,835)

OTHER EXPENSES

Gain (loss) on derivative liability	—	—	—	11,136
Interest expense	—	—	(123)	(2,232)

Total Other Expenses	—	—	(123)	8,904

LOSS BEFORE INCOME TAXES	(171,282)	(258,240)	(341,188)	(410,931)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(171,282)	$(258,240)	$(341,188)	$(410,931)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.54)	$(0.82)	$(1.08)	$(1.31)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	317,266	314,677	317,266	313,572

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

NOTE 5 – NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of June 30, 2014 the Company had an aggregate total of $123 in notes payable to related parties.

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

On May 21, 2014, the Company issued 15,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds for $15,000. The preferred shares have 1:100 conversion and voting rights

NOTE 7 – SUBSEQUENT EVENTS

On July 21, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-on-hundred-share basis, with no change to the authorized common shares. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-stock-split.

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

Net Loss

We incurred a net loss of $171,282 during the three months ended June 30, 2014, compared to a net loss of $258,240 during the corresponding period in 2013. This translates to a loss per share of $0.54 and $0.82 for the three months ended June 30, 2014 and 2013, respectively.

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

Net Loss

We incurred a net loss of $341,188 during the six months ended June 30, 2014, compared to a net loss of $410,931 during the corresponding period in 2013. This translates to a loss per share of $1.08 and $1.31 for the six months ended June 30, 2014 and 2013, respectively.

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

On July 21, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-on-hundred-share basis, with no change to the authorized common shares. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-stock-split.

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
August 21, 2014

