Form 10-Q
period 2014-09-30
SUPERNOVA ENERGY, INC.
filed 2014-11-19
CIK 1486597

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 317,266 shares of common stock and 874,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of November 18, 2014.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits	10

SIGNATURES		11

CERTIFICATIONS	Exhibit 31.1 Management Certification, Section 302
	Exhibit 31.2 Management Certification, Section 302
	Exhibit 32.1 Management Certification, Section 302

1

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUPERNOVA ENERGY, INC.

(Formely Northumberland Resources, Inc.)

Balance Sheets (Unaudited)	F-1
Condensed Statements of Operations (Unaudited)	F-2
Condensed Statements of Cash Flows (Unaudited)	F-3
Notes to Condensed Financial Statements (Unaudited)	F-4

2

SUPERNOVA ENERGY, INC.
Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,372	$2,035
Prepaid expenses	—	3,314
Deposits	1,400	1,400

Total Current Assets	3,772	6,749

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	625,335	1,058,517
Unproved	396,325	264,717
Support equipment	267,631	229,864
Total property, plant and equipment	1,289,291	1,553,098
Accumulated depletion and depreciation	(802,070)	(834,336)
Total Property, Plant and Equipment, net	487,221	718,762

TOTAL ASSETS	$490,993	$725,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,480	$118,461
Accounts payable and accrued expenses, related parties	95,000	67,500
Notes payable	5,123	5,123

Total Current Liabilities	331,603	191,084

LONG TERM LIABILITIES

Asset retirement obligations, net	153,642	151,353

TOTAL LIABILITIES	485,245	342,437

STOCKHOLDERS' EQUITY
Preferred stock, 2,000,000 shares authorized at par
value of $0.10; 874,400 and 809,400 shares issued and outstanding, respectively	87,440	80,940
Common stock, 100,000,000 shares authorized at
par value of $0.001; 317,266 and 317,266
shares issued and outstanding, respectively	317	317
Additional paid-in capital	2,559,137	2,500,637
Accumulated deficit	(2,641,146)	(2,198,820)

Total Stockholders' Equity	5,748	383,074

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$490,993	$725,511

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$54,942	$102,148	$193,366	$181,623

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	67,081	89,975	235,976	218,760
Lease operating expenses	22,420	34,025	144,446	215,956
Professional fees	57,055	68,455	212,692	213,662
General and administrative expenses	10,468	22,396	42,455	65,783

Total Operating Expenses	157,024	214,851	635,569	714,161

NET LOSS FROM OPERATIONS	(102,082)	(112,703)	(442,203)	(532,538)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	—	—	—	11,136
Interest expense	—	(175)	(123)	(2,407)

Total Other Income (Expenses)	—	(175)	(123)	8,729

LOSS BEFORE INCOME TAXES	(102,082)	(112,878)	(442,326)	(523,809)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(102,082)	$(112,878)	$(442,326)	$(523,809)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.32)	$(0.36)	$(1.39)	$(1.67)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	317,266	315,703	317,266	314,290

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(442,326)	$(523,809)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation, depletion, amortization
and accretion	235,976	218,760
Change in derivative liability	—	(11,136)
Changes in operating assets and liabilities:
Prepaid expenses	3,314	(4,902)
Accounts payable - related parties	27,500	—
Accounts payable and accrued expenses	226,519	57,792

Net Cash Provided by (Used) in Operating Activities	50,983	(263,295)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	—
Capitalized exploration and development costs	(28,234)	(119,149)
Purchase of well operating equipment	(87,412)	(20,464)

Net Cash Used in Investing Activities	(115,646)	(139,613)

FINANCING ACTIVITIES
Common stock issued for cash	—	415,000
Preferred stock issued for cash	65,000	—
Proceeds from notes payable	—	5,000
Repayment of notes payable	—	(18,000)

Net Cash Provided by Financing Activities	65,000	402,000

NET INCREASE (DECREASE) IN CASH	337	(908)
CASH AT BEGINNING OF PERIOD	2,035	1,026

CASH AT END OF PERIOD	$2,372	$118

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES

Common stock issued for debt	$—	$109,644
Accounts payable paid by related-party note	$—	$6,545
Accounts receivable credited to accounts payable	$—	$100,000
Sale of oil and gas properties	$379,453	$173,831

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

Notes to Condensed Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the period ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Notes to Condensed Financial Statements

September 30, 2014

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the nine-month periods ended September 30, 2014 and 2013, the Company recognized $181,431and $172,444, respectively of depletion expense related to oil and gas production.

Ceiling Test

Ceiling Test - In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The Company has recorded no impairment expense in connection with the full cost ceiling test calculation for the nine-month periods ending September 30, 2014 and 2013, respectively.

Revenue Recognition

Revenues from the sale of oil and natural gas are recognized according to the sales method, which is when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured.  For oil sales, this occurs when the customer takes delivery of oil from the operators’ storage tanks.

SUPERNOVA ENERGY, INC.

Notes to Condensed Financial Statements

September 30, 2014

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

NOTE 4 – OIL AND GAS PROPERTIES

On February 5, 2013 the Company sold a 30 percent gross working interest and a 30 percent net revenue interest in six oil and gas leases located in Pratt County, Kansas for $100,000.This amount was deducted from funds payable from the Company to the purchasing entity on July 18, 2013. Pursuant to this transaction the Company transferred a 30 percent interest in all related support equipment and asset retirement obligations.

On February 1, 2014 the Company entered into a Purchase and Sale Agreement whereby it agreed to sell 100 percent of its working interest in two oil and gas leases located in Cowley and Stafford counties, Kansas. As consideration for this transaction, the buyer agreed to forgive $113,500 in Company debts due to the buyer.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $29,383 and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through September 30, 2014, the Company established an asset retirement obligation of $104,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $46,921, leaving an ending net balance of $153,642 at September 30, 2014.

NOTE 5 – NOTES PAYABLE

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of September 30, 2014 the Company had an aggregate total of $5,123 in notes payable to related parties.

NOTE 6 – STOCKHOLDERS’ EQUITY

On October 21, 2013 the Company elected to reduce its authorized number of common shares from 200,000,000 to 100,000,000. On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis. All references to common stock have been restated so as to retroactively incorporate the effects of this transaction.

During the year ended December 31, 2013 the Company issued 1,100 shares of common stock upon the conversion of a $100,000 convertible note payable and related accrued interest payable. The Company also issued 5,021 shares of common stock for cash at $120 per share, resulting in total cash proceeds of $465,000.

On February 26, 2014 the Company issued 65,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $65,000. The preferred shares have 1:100 conversion and voting rights.

SUPERNOVA ENERGY, INC.

Notes to Condensed Financial Statements

September 30, 2014

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On July 21, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-on-hundred-share basis, with no change to the authorized common shares. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-stock-split.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are nomaterial subsequent events to report.

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

On October 21, 2013, the Company’s Articles of Incorporation were amended to reflect a decrease in the number of common shares from Two Hundred Million (200,000,000) to One Hundred Million (100,000,000) and the creation of a preferred stock in the amount of Two Million (2,000,000) shares with voting and conversion rights of 1 for 100. The Amendment was adopted pursuant to written consent of stockholders holding a majority of the voting power of the outstanding capital stock of the Company. On October 15, 2013 the Company reduced its authorized number of common shares to 100,000,000 common and 2,000,000 preferred.

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

On June 11, 2011, the Company purchased a 30 percent working interest and a 24.45 percent net revenue interest in an unproved oil and gas well located in Cowley County, KS. The Company paid $17,220 for the lease on 640 acres at $85 per acre. Subsequent to acquiring the interest in these wells the Company incurred an additional $119,350 of exploration costs and $110,531 of development costs on the property which have been capitalized to the value of oil and gas properties.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $29,383and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through September 30, 2014, the Company established an asset retirement obligation of $104,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $48,921, leaving an ending net balance of $153,642 at September 30, 2014.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenues

We had revenues of $54,942 during the three months ended September 30, 2014, compared to $102,148 in revenues during the corresponding period in 2013. Our revenues decreased from 2014 to 2013 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $157,024 during the three months ended September 30, 2014, compared to $214,851 for the corresponding period in 2013. The 2014 operating expenses consisted primarily of $10,468 in general and administrative expenses such as office expenses, $57,055 in professional fees, $22,420 in lease operating expenses and $67,081 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $34,025, professional fees of $68,455, and general and administrative expenses of $22,396, and $89,975 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2013. We expect our operating costs to continue over the next 12 months.

Net Loss

We incurred a net loss of $102,082 during the three months ended September 30, 2014, compared to a net loss of $112,878 during the corresponding period in 2013. This translates to a loss per share of $0.32 and $0.36 for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenues

We had revenues of $193,366 during the nine months ended September 30, 2014, compared to $181,623 in revenues during the corresponding period in 2013. Our revenues increased from 2014 to 2013 due primarily to increased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $635,539 during the nine months ended September 30, 2014, compared to $714,161 for the corresponding period in 2013. The 2014 operating expenses consisted primarily of $42,455 in general and administrative expenses such as office expenses, $212,692 in professional fees, $144,446 in lease operating expenses and $235,976 in depletion, depreciation, amortization, and accretion expenses. This compares to lease operating costs of $215,956, professional fees of $213,662, general and administrative expenses of $65,783, and $218,760 in depletion, depreciation, amortization and accretion expense during the corresponding period in 2013. We expect our operating costs to continue over the next 12 months.

Net Loss

We incurred a net loss of $442,326 during the nine months ended September 30, 2014, compared to a net loss of $523,809 during the corresponding period in 2013. This translates to a loss per share of $1.39 and $1.67 for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2014 consisted of $2,372 in cash.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

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

November 19, 2014

