Form 10-K
period 2014-12-31
SUPERNOVA ENERGY, INC.
filed 2015-05-01
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 30, 2014 the number of shares held by no-affiliates was approximately 67,066, or 21 percent of the 317,266 shares of common stock outstanding. The approximate market value was based on the last sale (i.e. $14.00 per share as of June 30, 2014) of the Company’s common stock was approximately $938,924.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 317,216 common shares and 874,400 preferred shares issued and outstanding as of April 24, 2015.

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

During the years ended December, 2014 and 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $29,383 and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

During the year ended December 31, 2014 and 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $30,445 and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through December 31, 2014, the Company established an asset retirement obligation of $106,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion on the asset retirement obligation was $51,031, leaving an ending net balance of $157,752 at December 31, 2014.

The Company currently has 3387 Oil, Gas and SWD wells, with interests in 2,020 acres of leaseholds.

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

Closing Date of Offering	Price Per Share Sold	Number of Shares Sold	Amount Raised
September 8, 2009	$0.02	175,000	$3,500
November 30, 2009	$0.40	106,375	$42,550
March 30, 2011	$10.96	27,373	$300,000
May 12, 2011	$11.00	4,545	$50,000
June 6, 2011	$11.00	45,452	$500,000
September 28, 2011	Convertible Debenture (1)	TBD	$100,000
October 4, 2011	$ 60.00 (2)	6,667	$400,000
March 21, 2012	$240.04	2,083	$500,000
February 14, 2013	$63.00	833	$100,000
May 3, 2013	$83.00	2,500	$300,000
October 2, 2013	$32.00	1,563	$50,000

(1) 5% debenture due 9/24/12 convertible at the average of three lowest trades during five trading days previous to conversion date.

(2) The Company forward split the common shares 20:1 by means of a 19:1 dividend to shareholders of record 9/26/11

On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis.

On July 21, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-one-hundred-share basis, with no change to the authorized common shares. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-stock-split.

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

During the year ended December 31, 2014 and 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $30,445 and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through December 31, 2014, the Company established an asset retirement obligation of $106,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion on the asset retirement obligation was $51,031, leaving an ending net balance of $157,752 at December 31, 2014.

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $156,852 and $263,987 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 oil and gas properties consisted of the following:

	December 31, 2014	December 31, 2013

Proved producing properties	$580,825	$1,044,068
Proved non-producing properties	45,472	14,448
Unproved properties	396,325	264,718
Accumulated depletion	(693,669)	(745,638)

Net Oil and Gas Properties	$329,023	$577,638

All of the Company’s oil and natural gas properties are located in the United States.  Costs being amortized at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Proved leasehold costs	$626,397	$596,631
Costs of wells and equipment	561,690	842,829
Capitalized asset retirement costs	102,266	113,638
Total oil and gas properties	1,290,353	1,553,098
Accumulated depreciation and depletion	(818,040)	(834,336)
Net Capitalized Costs	$472,313	$718,762

The following table sets forth the changes in the total cost of oil and natural gas properties at December 31, for each of the two years in the period ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Balance at Beginning of Period	$1,553,098	$1,583,899
Acquisitions using cash	—	—
Other capitalized costs	116,708	133,075
Sale proceeds	(379,453)	(163,876)
Other non-cash transactions	—	—
Balance at End of Period	$1,290,353	$1,553,098

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

Item 4. Mine Safety Disclosures

None

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

	2014	2014	2013	2013
	High	Low	High	Low
Qtr 1	$0.63	$0.24	$0.63	$0.24
Qtr 2	$1.69	$0.48	$1.69	$0.48
Qtr 3	$0.02	$0.07	$0.84	$0.13
Qtr 4	$16.00	$0.02	$0.18	$0.04

We did not make any dividend payments during the fiscal years ended December 31, 2014 or 2013 and have no plans to pay dividends in the foreseeable future. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2014 or 2013.

Transfer Agent: Empire Stock Transfer Co., 1859 Whitney Mesa Dr., Henderson, NV 89014

The Company did not make any repurchases of its securities during the years ended December 31, 2014 and 2013.

Holders of our Common Stock

As of April 15, 2015 the shareholders' list of our common shares showed 26 registered shareholders holding 317,266 common shares and 874,400 preferred shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the 2014 fiscal year, Supernova Energy, Inc. has sold the following securities which were not registered under the Securities Act:

On February 26, 2014 the Company issued 65,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $65,000. The preferred shares have 1:100 conversion and voting rights.

On June 28, 2014, I-Quest, Inc., the majority shareholder of the corporation of which Dr. Villamanga was president, entered into a Stock Purchase Agreement with Wexford Industries, LTD. under which I-Quest agreed to sell 475,000 preferred shares (convertible into 475,000 (post-split) common shares with equivalent voting rights) for One Hundred Fifteen Thousand Dollars within 90 days of the execution of the agreement.

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

Results of Operations

	For the Years Ended December 31,
	2014	2013
Revenue	$188,243	$232,572
Operating Expenses	(756,522)	(994,939)
Other Income (Expenses)	(228)	7,795
Net Profit (Loss)	$(568,507)	$(754,572)

Revenue

During the year ended December 31, 2014 revenues decreased 19% from $232,572 in 2013 to $188,243 in 2014.

Expenses

Our operating expenses for the years ended December 31, 2014 and 2013 are outlined in the table below:

	For the Years Ended December 31,
	2014	2013
Professional fees	$272,572	$292,284
Depletion, depreciation, amortization and accretion	256,056	325,927
Impairment of oil and gas properties	—	—
Lease operating expenses	177,611	301,266
General and administrative expenses	50,283	75,462
Total Operating Expenses	$756,522	$994,939

Operating expenses for the year ended December 31, 2014, decreased by $238,417 compared to 2013, primarily as a result of decreased oil and gas production, which resulted in significantly lower depletion, depreciation, amortization and accretion expense and lease operating expenses when compared to 2013.

During the year ended December 31, 2014, the Company incurred operating expenses of $756,522 as compared to $994,939 for 2013. The costs incurred can be further subdivided into the following categories.

PROFESSIONAL FEES: The Company incurred $272,572 in professional fees for the fiscal year ended on December 31, 2014, as compared to $292,284 for the previous fiscal year. Professional fees consist primarily of legal, accounting, and consulting matters. This expense category will vary annually depending on corporate capital raising activities.

LEASE OPERATING EXPENSES: The Company incurred $177,611 in lease operating expenses for the fiscal year ended on December 31, 2014, as compared to 301,266 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

DEPLETION, DEPRECIATION, AMORTIZATION AND ACCRETION (“DDA”): The Company incurred $256,056 in DDA expenses for the fiscal year ended on December 31, 2014, as compared to $325,927 for the previous fiscal year. This expense category will likely increase as the Company expands its oil and gas production operations.

GENERAL AND ADMINISTRATIVE EXPENSES: The Company incurred $50,283 in general and administrative expenses during the fiscal year ended December 31, 2014 as compared to $75,462 in 2013.

RESEARCH AND DEVELOPMENT: The Company has not incurred any expenses for research and development since inception on June 22, 2009.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2014, and none were incurred in the previous fiscal year which ended on December 31, 2013.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date or from the date of inception.

At the end of the fiscal year ended December 31, 2014, and as of the date of this report, the Company had 317,266 common shares issued and outstanding, as well as 874,400 shares of preferred stock issued and outstanding.

Liquidity and Financial Condition

Working Capital

	For the Years Ended December 31,
	2014	2013
Current Assets	$1,977	$6,749
Current Liabilities	436,971	191,084
Working Capital	$(434,994)	$(184,335)

Cash Flows

	For the Years Ended December 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$34,678	$(301,416)
Net Cash Used in Investing Activities	(116,708)	(143,030)
Net Cash Provided by Financing Activities	80,000	445,455
Change in Cash During the Period	$(2,030)	$1,009

Since inception we have used common stock to raise money for our oil and gas acquisitions and corporate expenses. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2014 was $80,000. In the fiscal year ended December 31, 2013, net cash flows from financing activities totaled $445,455.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2015. Management projects that we may require $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

General and administrative expenses	$50,000
Operating expenses	—
Future property acquisitions	200,000
Working capital	250,000
Total	$500,000

As at December 31, 2014, we had a working capital deficit of $434,994. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of equity based securities or loans from related parties. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly generate revenues.

Going Concern

We are in the exploration stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended December 31, 20134 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure.

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

The Reports of the Independent Registered Public Accounting firm by Sadler, Gibb & Associates LLC for the audited financial statements for the year ended December 31, 2014 and 2013 and are included herein immediately preceding the audited financial statements.

SUPERNOVA ENERGY, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

SUPERNOVA ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Supernova Energy, Inc.

We have audited the accompanying balance sheets of Supernova Energy, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Supernova Energy, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 1, 2015

SUPERNOVA ENERGY, INC.
(Formely Northumberland Resources, Inc.)
Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5	$2,035
Prepaid expenses	—	3,314
Related-party receivables	572	—
Deposits	1,400	1,400
Total Current Assets	1,977	6,749

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	626,397	1,058,517
Unproved	396,325	264,717
Support equipment	267,631	229,864
Total property, plant and equipment	1,290,353	1,553,098
Accumulated depletion and depreciation	(818,040)	(834,336)
Total Property, Plant and Equipment, net	472,313	718,762
TOTAL ASSETS	$474,290	$725,511

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$279,348	$118,461
Accounts payable and accrued expenses, related parties	137,500	67,500
Notes payable, related parties	20,123	5,123
Total Current Liabilities	436,971	191,084

LONG TERM LIABILITIES
Asset retirement obligations, net	157,752	151,353

TOTAL LIABILITIES	594,723	342,437

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized at par value of $0.10;
874,400 and 809,400 shares issued and outstanding, respectively	87,440	80,940
Common stock, 198,000,000 shares authorized at
par value of $0.001; 317,266 and 317,266
shares issued and outstanding, respectively	317	317
Additional paid-in capital	2,559,137	2,500,637
Accumulated deficit	(2,767,327)	(2,198,820)
Total Stockholders' Equity (Deficit)	(120,433)	383,074

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$474,290	$725,511

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

REVENUES	$188,243	$232,572

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	256,056	325,927
Lease operating expenses	177,611	301,266
Professional fees	272,572	292,284
General and administrative expenses	50,283	75,462

Total Operating Expenses	756,522	994,939

NET LOSS FROM OPERATIONS	(568,279)	(762,367)

OTHER INCOME (EXPENSE)

Gain on derivative liability	—	11,136
Interest expense	(228)	(3,341)

Total Other Income (Expense)	(228)	7,795

LOSS BEFORE INCOME TAXES	(568,507)	(754,572)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(568,507)	$(754,572)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(1.79)	$(2.40)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	317,266	315,048

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.
Statements of Stockholders' Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	809,400	$80,940	311,145	$311	$1,925,999	$(1,444,248)	$563,002

Common shares issued in
settlement of debt	—	—	1,100	1	109,643	—	109,644

Common shares issued
for cash	—	—	833	1	99,999	—	100,000

Common shares issued
for cash	—	—	2,625	3	314,997	—	315,000

Common shares issued
for cash	—	—	1,563	1	49,999	—	50,000

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(754,572)	(754,572)

Balance, December 31, 2013	809,400	80,940	317,266	317	2,500,637	(2,198,820)	383,074

Preferred shares issued
for cash	65,000	6,500	—	—	58,500	—	65,000

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(568,507)	(568,507)

Balance, December 31, 2014	874,400	$87,440	317,266	$317	$2,559,137	$(2,767,327)	$(120,433)

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.
(Formerly Northumberland Resources, Inc.)
Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(568,507)	$(754,572)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	256,056	325,927
Change in derivative liability	—	(11,136)
Changes in operating assets and liabilities:
Deposits	—	—
Related-party receivables	(572)	—
Prepaid expenses	3,314	(3,314)
Accounts payable and accrued expenses	274,387	141,679
Accounts payable and accrued expenses - related parties	70,000	—

Net Cash Used in Operating Activities	34,678	(301,416)

INVESTING ACTIVITIES
Purchase of oil and gas properties	—	—
Capitalized exploration and development costs	(29,296)	(119,149)
Purchase of well operating equipment	(87,412)	(23,881)

Net Cash Used in Investing Activities	(116,708)	(143,030)

FINANCING ACTIVITIES
Common and preferred stock issued for cash	65,000	465,000
Proceeds from note payable - related party	15,000	—
Repayment of related-party payables	—	(6,545)
Proceeds from note payable	—	5,000
Repayment of notes payable	—	(18,000)

Net Cash Provided by Financing Activities	80,000	445,455

NET DECREASE IN CASH	(2,030)	1,009
CASH AT BEGINNING OF PERIOD	2,035	1,026

CASH AT END OF PERIOD	$5	$2,035

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Common stock issued for debt	$—	$109,644
Sale of oil & gas properties for other receivables	$379,453	$173,831
Accounts payable paid by related-party note	$—	$6,545
Account receivable credited to account payable	$—	$100,000
Preferred stock issued in conversion of common stock	$—	$—
Increase in asset retirement obligations	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5 and $2,035 of cash and cash equivalents at December 31, 2014 and 2013, respectively.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the December 31, 2014 financial statements.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

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

Costs of oil and gas properties are depleted using the unit-of-production method. For the years ended December 31, 2014 and 2013, the Company recognized $181,008 and $263,987, respectively of depletion expense related to oil and gas production.

Ceiling Test – In applying the full cost method and in accordance with ASC 932, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the value of its proved reserves discounted at a ten percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. During the years ended December 31, 2014 and 2013, no impairment expense was recorded in connection with the full cost ceiling test calculation.

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

December 31, 2014 and 2013

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Fair Value Measurements (Continued)

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were -0- and 202,020 such common stock equivalents outstanding as of December 31, 2014 and 2013, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013 the Company’s oil and gas pumping and support equipment consisted of the following:

	December 31, 2014	December 31, 2013

Oil and gas pumping and support equipment	$267,631	$229,864
Accumulated depreciation	(124,341)	(88,698)
Net	$143,289	$141,166

Depreciation expense was $58,608 and $45,500 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Oil and gas properties are stated at cost. The Company recognized depletion expense totaling $181,008 and $263,987 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 oil and gas properties consisted of the following:

	December 31, 2014	December 31, 2013

Proved producing properties	$580,825	$1,044,068
Proved non-producing properties	45,572	14,448
Unproved properties	396,325	264,718
Accumulated depletion	(693,699)	(745,638)

Net Oil and Gas Properties	$329,023	$577,596

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 5 – OIL AND GAS PROPERTIES (CONTINUED)

All of the Company’s oil and natural gas properties are located in the United States.  Costs being amortized at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Proved leasehold costs	$626,397	$596,631
Costs of wells and equipment	561,690	842,829
Capitalized asset retirement costs	102,266	113,638
Total oil and gas properties	1,290,353	1,553,098
Accumulated depreciation and depletion	(818,040)	(834,336)
Net Capitalized Costs	$472,313	$718,762

The following table sets forth the changes in the total cost of oil and natural gas properties at December 31, for each of the two years in the period ended December 31, 2014:

	December 31,
	2014	2013
Balance at Beginning of Period	$1,553,098	$1,583,899
Acquisitions using cash	—	—
Other capitalized costs	116,708	133,075
Sale proceeds	(379,453)	(163,876)
Other non-cash transactions	—	—
Balance at End of Period	$1,290,353	$1,553,098

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

During the year ended December 31, 2014 and 2013, the Company incurred development costs including certain work-over costs and other improvements to its wells. The Company paid $30,445 and $119,149, respectively for these improvements, which have been capitalized to the book value of the wells.

Through December 31, 2014, the Company established an asset retirement obligation of $106,721 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion on the asset retirement obligation was $51,031, leaving an ending net balance of $157,752 at December 31, 2014.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2011 the Company owed $123 to a related party. During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of December 31, 2014 the note is in default.

On November 20, 2014 the Company entered into a promissory note agreement with a related party. Pursuant to the terms of the note, the Company borrowed $15,000, which accrues interest at a rate of five percent per annum. The note is unsecured and is due in full, along with all accrued interest, on November 20, 2015.

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

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2014 and 2013, the Company estimated the undiscounted cash flows related to asset retirement obligation to total approximately $323,400 and $323,400, respectively. The fair value of the liability at December 31, 2014 and 2013 is estimated to be $157,752 and $151,353, respectively, using risk free rates between 2.48 and 4.24 percent and inflation rates between 2.75 and 4.20 percent. The actual costs to settle the obligation are expected to occur in approximately 25 years.

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

Through December 31, 2013, the Company established an asset retirement obligation of $112,652 for the wells acquired by the Company, which was capitalized to the value of the oil and gas properties. The wells have an estimated useful life of 25 years. Total accretion expense on the asset retirement obligation was $38,701, leaving an ending net balance of $151,353 at December 31, 2013. During 2014, the asset retirement obligation was reduced by $10,041 pursuant to the sale of certain oil and gas leases, and accretion expense totaled $16,440 for the year, resulting in an ending net balance of $157,752 at December 31, 2014.

Changes to the asset retirement obligation for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Balance, beginning of year	$151,353	$158,976
Liabilities incurred	—	—
Disposal	(10,041)	(24,063)
Accretion expense	16,440	16,440
Balance, end of year	$157,752	$151,353

NOTE 10 – PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock at a par value of $0.10. As of December 31, 2014 and 2013 there were 874,400 and 809,400 shares of preferred stock issued and outstanding, respectively.

On February 26, 2014 the Company issued 65,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $65,000. The preferred shares have 1:100 conversion and voting rights.

NOTE 11 – COMMON STOCK

On October 21, 2013 the Company elected to reduce its authorized number of common shares from 200,000,000 to 100,000,000. On September 15, 2013 the Company authorized a reverse-split of its common stock on a one-share-for-two-shares basis. All references to common stock have been restated so as to retroactively incorporate the effects of this transaction.

During the year ended December 31, 2013 the Company issued 1,100 shares of common stock upon the conversion of a $100,000 convertible note payable and related accrued interest payable. The Company also issued 5,021 shares of common stock for cash at $93 per share, resulting in total cash proceeds of $465,000.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 11 – COMMON STOCK (CONTINUED)

On July 21, 2014 the Company elected to perform a reverse-split of its common stock on a one-share-for-one-hundred-share basis, with no change to the authorized common shares. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this reverse-stock-split.

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Book income (loss) from operations (at 34% Federal rate)	$(193,292)	$(256,555)
Change in derivative liability	—	(3,786)
Change in valuation allowance	193,292	260,341
Total provision for income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013

Loss carry forwards (expire through 2033)	$940,891	$747,599

Total gross deferred tax asset	77,230	674,601
Valuation allowance	(867,893)	(674,601)
Net deferred taxes	$—	$—

At December 31, 2014, the Company had net operating loss carry forwards of approximately $940,891 through 2033.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

SUPERNOVA ENERGY, INC.

(Formerly Northumberland Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 11 – INCOME TAXES (CONTINUED)

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

NOTE 13 – SUBSEQUENT EVENTS

On January 29, 2015, the registrant entered into a Drilling Agreement with an unrelated third party whereby the Company will pay $150,000 to drill the well and $50,000 to complete the well. In return the Company will receive a 100% working interest and an 87.5% net revenue interest in and to the aforementioned well.

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2015. The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share.

On January 28, 2015, the registrant entered into an Assignment of Oil & Gas Lease with an unrelated third party whereby the Company was assigned the entire 87.5% working interest in and to certain leaseholds in Russell County, Kentucky.

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

NET PROVED RESERVE SUMMARY

The following table sets forth the Company's net proved reserves, including proved developed and proved undeveloped reserves, at December 31, 2014, as pursuant to reserve reports prepared by the Company’s independent, certified petroleum engineer.

	At December 31, 2014	At December 31, 2013
Net Proved Developed Reserves
Crude Oil (Bbls)	109,446	83,743
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	—	—

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	34,688	32,391
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	—	—

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	144,134	116,134
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	—	—

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2014 and 2013:

	At December 31, 2014	At December 31, 2013
Proved leasehold costs	$—	$—
Costs of wells and development	1,168,732	1,430,333
Capitalized asset retirement costs	103,597	112,652
Total cost of oil and gas properties	1,272,329	1,542,985
Accumulated depreciation and depletion	(818,040)	(798,673)
Net Capitalized Costs	$454,289	$744,312

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and gas property acquisition, exploration and development activities for the ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Acquisition of properties
Proved	$—	$—
Exploration costs	—	—
Development costs	31,445	119,149
Net Capitalized Costs	$31,445	$119,149

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the year ended December 31, 2014 and 2013:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Crude oil and gas revenues	$188,243	$232,572
Production costs	(177,611)	(301,266)
Depreciation, depletion and accretion	(256,056)	(290,265)
Results of operations for producing activities, excluding corporate overhead	$(245,424)	(358,959)

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and is based on crude oil and natural gas reserves and production volumes estimated by the Company’s independent petroleum consultants. The estimates were based on a $84.75 crude oil price and a gas price of $4.30/MCF. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and gas reserves as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Future cash inflows	$1,550,926	$3,447,080
Future production and development costs	(853,607)	(1,401,303)
Future income tax and insurance expense	(28,981)	(38,691)
Future net cash inflows	668,337	2,007,086
10% annual discount for estimated timing of cash flows	(378,566)	(1,060,905)
Standardized measure of discounted future net cash flows	$289,772	$946,181

SUPPLEMENTAL INFORMATION TO

FINANCIAL STATEMENTS (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Beginning of period	$946,181	$738,314
Revenues less production and other costs	(10,632)	68,694
Changes in price, net of production costs	(166,265)	44,445
Development costs incurred	31,445	119,149
Net changes in future development costs	(547,696)	84,792
Purchases of reserves in place	—	—
Accretion of discount	27,079	87,444
Net change in income taxes	9,710	99,996
Timing differences and other	—	(296,653)
End of period	$289,772	$946,181

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

Item 9A(T). Controls and Procedures

As of December 31, 2014, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures are not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting is not effective.

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

The Company has not taken any steps at this time to address these weaknesses but expects to formulate a plan before fiscal year ending December 31, 2015.

Item 9B. Other Information

None.

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

	Position Held with Our		Date First Elected
Name	Company	Age	or Appointed
FortunatoVillamagna	Chief Executive Officer	54	January 15, 2011

Peter Hewitt	President/Director Chief Financial Officer Director	49	February 8, 2011
Ryan Kerr	Director		January 7, 2013

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

Dr. Fortunato, Chief Executive Officer, President, Director

Dr. Fortunato Villamagna, age 54, has over 25 years of domestic and international experience in the mining services, specialty and bulk chemicals, capital equipment, bioenergy, aerospace and energetic materials businesses. Dr. Villamagna holds a PhD in Chemistry and MBA in Global Management, and has worked throughout North America, Europe, Australia and West Africa. In addition to joining Northumberland Resources Inc. Dr. Villamagna is also secretary and Director of Lucky Boy Silver Corp., (symbol LUCB.OB). Dr. Villamagna also served as director and CEO of UTEC Inc. from January 7, 2007 to May 21, 2010. Prior to the role, Dr. Villamagna served as President of BioEnergy Systems, a technology company serving the biofuels industry. Prior to that Dr. Villamagna was Vice President - Business Development for American Pacific Corporation (AMPAC), a publically listed company with divisions and subsidiaries that manufacture active pharmaceutical ingredients and registered intermediates, energetic products used primarily in space flight, aerospace and defense systems, clean fire- extinguishing agents and water treatment equipment. Prior to that Dr. Villamagna was the Vice President Technology, Americas and Europe for Orica Inc., an Australian-owned, publicly-listed global company, and global leader in mining products and services. Prior to that Dr. Villamagna was the Director of Bulk Delivered Products for Energetic Solutions, Inc., a part of UK Based ICI Explosive. We believe Dr. Villamagna is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

Peter Hewitt, age 49, has over 20 years experience working within the Graphic Design and Print Industry. He has worked for blue chip companies such as TVR Sports Cars Ltd and Findel Plc. From 1998 to the present Peter has been with Express Gifts Ltd and is the Studio Manager running a team of 20 highly skilled Graphic Designers. He and his team are responsible for producing catalogues for the mail order and internet markets. Before joining Express Gifts Peter was the Studio Manager for TVR Sports Cars and was instrumental in the setting up and development of a successful PR and Marketing Company.We believe Mr. Hewitt is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations in addition to his education and business experiences as described above.

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

Item 11. Executive Compensation

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer who was serving as the executive officer at the end of the years ended December 31, 2014 and 2013; and

(b)	up to two additional individuals for whom disclosure would have been provided under (a) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014, and 2013, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Fortunato Villamanga (1) President, Chief Executive Officer, and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 8,000 $ 12,000	$ 8,000 $ 12,000
Peter Hewitt (2) Chief Financial Officer, Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$ 12,000 $ 12,000	$ 11,000 $ 12,000

Notes:

(1)	Dr. Villamagna was appointed as our President, Chief Executive Officer and a director of our company on January 15, 2011.

(2)	Peter Hewitt was appointed as our Chief Financial Officer, Secretary and a director of our company on February 8, 2010.

(3)	Mr. Scales resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary on December 14, 2009 and as a director of our company on January 15, 2011.

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

Except as disclosed above, the members of the Board of Directors are not compensated by the Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Relationship (1)		Percentage of Class (2)
Common	Dr. Fortunato Villamanga 10805 Bernini Dr. Las Vegas, NV 89141	250,000 (3)	Indirect	80%
Common	Peter Hewitt 4 Chapel Close West Bradford Lancashire, England BB&4th	200	Direct	<1%
Common	Directors and Executive Officers as a Group (2 Persons)	250,200		82%

Notes:

(1)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 317,216 shares of our common stock issued and outstanding.

(2)	Based on 317,266 number of shares of common stock issued and outstanding as of the date of this report.

(3)	These shares are held of record by I-Quest, Inc., a private company of which Dr. Villamagna is also President and CEO.

(4)	These shares have not been issued at the date of this report.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013, and for fiscal year ended December 31, 2012, for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Sadler, Gibb &Associates LLC

	December 31,
	2014	2013
Audit Fees	$23,500	$56,948
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$23,500	$56,948

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

SUPERNOVA ENERGY INC.

/s/ FortunatoVillamagna
By: FortunatoVillamagna
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FortunatoVillamagna
By: FortunatoVillamagna
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 1, 2015

/s/Peter Hewitt
By: Peter Hewitt
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 1, 2015

