Form 10-Q
period 2015-03-31
SUPERNOVA ENERGY, INC.
filed 2015-05-20
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March

31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,820,572 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of May 20, 2015.

CERTIFICATIONS

Exhibit 31.1 Management Certification, Section 302
Exhibit 31.2 Management Certification, Section 302

Exhibit 32.1 Management Certification, Section 906

SUPERNOVA ENERGY, INC.

Balance Sheets (Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,395	$5
Related-party receivables	608	572
Deposits	1,400	1,400
Total Current Assets	15,403	1,977

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	626,397	626,397
Unproved	596,325	396,325
Support equipment	267,631	267,631
Total property, plant and equipment	1,490,353	1,290,353
Accumulated depletion and depreciation	(834,434)	(818,040)
Total Property, Plant and Equipment, net	655,919	472,313
TOTAL ASSETS	$671,322	$474,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,786	$279,348
Accounts payable and accrued expenses, related parties	140,412	137,500
Notes payable	117,500	—
Note payable - convertible	150,000	—
Notes payable - related parties	20,123	20,123
Total Current Liabilities	686,821	436,971

LONG TERM LIABILITIES
Asset retirement obligations, net	157,752	157,752

TOTAL LIABILITIES	844,573	594,723

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized at par value of $0.10;
809,400 and 874,400 shares issued and outstanding, respectively	80,940	87.440
Common stock, 198,000,000 shares authorized at
par value of $0.001;6,820,572 and 320,572
shares issued and outstanding, respectively	6,817	317
Additional paid-in capital	2,559,137	2,559,137
Accumulated deficit	(2,820,145)	(2,767,327)
Total Stockholders' Equity (Deficit)	(173,251)	(120,433)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$671,322	$474,290

The accompanying notes are an integral part of these financial statements

SUPERNOVA ENERGY, INC.

Condensed Statements of Operations (Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014

REVENUES	$1,235	$23,079

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	16,393	47,140
Lease operating expenses	1,000	54,234
Professional fees	12,418	80,541
General and administrative expenses	21,201	10,947

Total Operating Expenses	51,012	192,862

NET LOSS FROM OPERATIONS	(49,777)	(169,783)

OTHER INCOME (EXPENSE)

Interest expense	(3,041)	(123)

Total Other Income (Expense)	(3,041)	(123)

LOSS BEFORE INCOME TAXES	(52,818)	(169,906)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(52,818)	$(169,906)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,292,794	315,048

The accompanying notes are an integral part of these condensed financial statements

SUPERNOVA ENERGY, INC.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(52,818)	$(169,906)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation, depletion, amortization
and accretion	16,393	47,140
Changes in operating assets and liabilities:

Prepaid expenses		1,553
Related-party receivables	(35)	—

Accounts payable and accrued expenses	(17,650)	103,275

Net Cash Used in Operating Activities	(54,110)	(17,938)

INVESTING ACTIVITIES
Purchase of oil and gas properties	(200,000)	—
Capitalized exploration and development costs	----	(361)
Purchase of well operating equipment	----	(7,910)

Net Cash Used in Investing Activities	(200,000)	(8,271)

FINANCING ACTIVITIES
Proceeds from note payable	150,000	—
Proceeds from note payable - convertible	117,500	—
Preferred stock issued for cash	—	50,000

Net Cash Provided by Financing Activities	267,500	50,000

NET DECREASE IN CASH	13,390	23,791
CASH AT BEGINNING OF PERIOD	5	2,035

CASH AT END OF PERIOD	$13,395	$25,826

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$757	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES	$—	$—

Sale of oil & gas properties for debt	$—	$312,482
Common stock issued in conversion of preferred stock	$6,500	$—

The accompanying notes are an integral part of these condensed financial statements.

SUPERNOVA ENERGY, INC.

Notes to Financial Statements

NOTE 1 – NATURE OF BUSINESS

Supernova Energy, Inc. (“the Company”) is an oil and gas exploration and production company incorporated in the state of Nevada on June 22, 2009. On October 21, 2013 the Company elected to change its corporate name from Northumberland Resources, Inc. to Supernova Energy, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2015 financial statements have been reclassified to conform to the presentation in the March 31, 2015 financial statements.

NOTE 5 – OIL AND GAS PROPERTIES

On January 29, 2015, the registrant entered into a Drilling Agreement with an unrelated third party whereby the Company will pay $100,000 to drill the well and $50,000 to complete the well. In return the Company will receive a 100% working interest and an 87.5% net revenue interest in and to the aforementioned well.

On January 28, 2015, the registrant entered into an Assignment of Oil & Gas Lease with an unrelated third party whereby the Company was assigned the entire 87.5% working interest in and to certain leaseholds in Russell County, Kentucky.

NOTE 6 – NOTES PAYABLE

During the three months ended March 31, 2015 the Company borrowed a total $117,500 from an unrelated third party pursuant to three note agreements The note bear interest at a rate of 5% per annum and are due one year from the date of issuance..

 NOTE 7 – NOTES PAYABLE - CONVERTIBLE

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2015. The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share. As the conversion price is fixed the Company has determined there is no embedded financial derivative.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

.During the year ended December 31, 2012 the Company borrowed $18,000 from related parties, and in 2013 repaid the entire $18,000 open balances. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of March 31, 2015 and December 31, 2014 the note is in default.

On November 20, 2014 the Company entered into a promissory note agreement with a related party. Pursuant to the terms of the note, the Company borrowed $15,000, which accrues interest at a rate of five percent per annum. The note is unsecured and is due in full, along with all accrued interest, on November 20, 2015.

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock at a par value of $0.10. March 31, 2015 and December 31, 2014there were 809,400 and 874,400 shares of preferred stock issued and outstanding, respectively.

On February 26, 2014 the Company issued 65,000 shares of preferred stock for cash at $1.00 per share, resulting in total cash proceeds of $65,000. The preferred shares have 1:100 conversion and voting rights. As the conversion price is fixed the Company has determined there is no embedded financial derivative.

On February 4, 2015 the holder of 65,000 shares of preferred stock converted 65,000 shares of preferred stock into 6,500,000 shares of common stock.

NOTE 10 – COMMON STOCK

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

On February 4, 2015 the holder of 65,000 shares of preferred stock converted 65,000 shares of preferred stock into 6,500,000 shares of common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2014.

Overview

We are in the business of precious minerals exploration and oil and gas exploration and production.  The Company was incorporated in the State of Nevada on June 22, 2009.

On January 5, 2015 we borrowed $22,500 from an unrelated party with an interest rate of 5% to be repaid January 5, 2016.

On January 29, 2015 we borrowed $75,000 from an unrelated party with an interest rate of 5% to be repaid January 29, 2016.

On January 29, 2015 we borrowed $150,000 from an unrelated party with an interest rate of 10% to be repaid January 29, 2016.

On January 29, 2015, The Company entered into an agreement to purchase an 87.5% working interest in a certain oil and gas lease for $150,000. The lease is located in Russell County, Kentucky and includes the drilling of one well.

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.

On February 4, 2015 the 65,000 shares of our preferred stock was converted to 6,500,000 common shares.

.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and carry out further exploration and acquisition in the oil and gas sectors. SPRN has upgraded the facilities on its acquired Mason, Thompson, Keyes and Harrell D, Sanders, Asmussen and Carver leases with the objective to improve current oil and gas production.

Results of Operations for the Three Months Ended March 31, 2015 and 2013

Revenues

We had revenues of $1,235 during the three months ended March 31, 2015, compared to $23,079 in revenues during the corresponding period in 2014. Our revenues decreased from 2015 to 2014 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

Expenses

We incurred operating expenses in the amount of $51,012 during the three months ended March 31, 2015, compared to $192,862 for the corresponding period in 2014. The 2015 operating expenses consisted primarily of $21,201 in general and administrative expenses such as office expenses, $12,418 in professional fees, $1,000 in lease operating expenses and $16,393 in depletion, depreciation, amortization, and accretion expenses. The 2014 operating expenses consisted primarily of $10,947 in general and administrative expenses such as office expenses, $80,541 in professional fees, $54,234 in lease operating expenses and $47,140 in depletion, depreciation, amortization, and accretion expenses. We expect our operating costs to continue over the next 12 months.

Other Expenses

We incurred interest expense in the amount of $3,041 and $123 during the three months ended March 31, 2015 and 2014, respectively.

Net Loss

We incurred a net loss of $52,818 during the three months ended March 31, 2015, compared to a net loss of $169,906 during the corresponding period in 2014. This translates to a loss per share of $0.01 and $0.01 for the three months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2015 consisted of $13,395 in cash.

During the three months ended March 31, 2015 the Company borrowed a total $117,500 from an unrelated third party pursuant to three note agreements The note bear interest at a rate of 5% per annum and are due one year from the date of issuance.

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2015. The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion because uncertainties raise doubts about the Issuers ability to continue as a going concern.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable exploration stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

On January 5, 2015 we borrowed $22,500 from an unrelated party with an interest rate of 5% to be repaid January 5, 2016.

On January 29, 2015 we borrowed $75,000 from an unrelated party with an interest rate of 5% to be repaid January 29, 2016.

On January 29, 2015 we borrowed $150,000 from an unrelated party with an interest rate of 10% to be repaid January 29, 2016.

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.

On February 4, 2015 the 65,000 shares of of our preferred stock was converted to 6,500,000 common shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

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

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2015.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ending March 31, 2015 the Company has filed seven lawsuits against one of its oil lease operators charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived therefrom in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. No date has been set for a court hearing.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SUPERNOVA ENERGY, INC.

/s/ Kevin Malone

Kevin Malone

President, Secretary, CEO, CFO (Principal Executive and Accounting Officer)

May 20, 2015

