Form 10-Q
period 2015-06-30
SUPERNOVA ENERGY, INC.
filed 2015-08-20
CIK 1486597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

265 Sunrise Hwy

Ste 1-276

Rockville Centre, New York 11570

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,820,572 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of June 30, 2015.

CERTIFICATIONS

Exhibit 31.1 Management Certification, Section 302
Exhibit 31.2 Management Certification, Section 302

Exhibit 32.1 Management Certification, Section 906

1

Item 1. Financial Statements.

SUPERNOVA ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2015

2

SUPERNOVA ENERGY, INC.
Balance Sheets
(Unaudited)
	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,080	$5
Related-party receivables	608	572
Deposits	1,400	1,400
Total Current Assets	17,088	1,977

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	626,397	626,397
Unproved	546,325	396,325
Support equipment	267,631	267,631
Total property, plant and equipment	1,440,353	1,290,353
Accumulated depletion and depreciation and impairment	(894,028)	(818,040)
Total Property, Plant and Equipment, net	546,325	472,313
TOTAL ASSETS	$563,413	$474,290

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$255,269	$279,348
Accounts payable and accrued expenses, related parties	140,412	137,500
Notes payable	142,500	—
Note payable - convertible	150,000	—
Notes payable - related parties	20,123	20,123
Total Current Liabilities	708,304	436,971

LONG TERM LIABILITIES
Asset retirement obligations, net	157,752	157,752

TOTAL LIABILITIES	866,056	594,723

STOCKHOLDERS' (DEFICIT)
Preferred stock, 2,000,000 shares authorized at par value of $0.10;
809,400 and 874,400 shares issued and outstanding, respectively	80,940	87,440
Common stock, 198,000,000 shares authorized at
par value of $0.001;6,820,572 and 320,572
shares issued and outstanding, respectively	6,817	317
Additional paid-in capital	2,709,137	2,559,137
Accumulated deficit	(3,099,537)	(2,767,327)
Total Stockholders' (Deficit)	(302,643)	(120,433)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$563,413	$474,290

The accompanying notes are an integral part of these unaudited financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$1,309	$115,344	$2,544	$138,423

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	16,215	121,755	32,608	168,895
Lease operating expenses	7,500	67,792	8,500	122,026
Professional fees	36,067	75,096	48,485	155,637
Impairment of oil and gas properties	43,380	—	43,380	—
General and administrative expenses	23,910	21,983	45,111	32,930

Total Operating Expenses	127,072	286,626	178,084	479,488

NET LOSS FROM OPERATIONS	(125,763)	(171,282)	(175,540)	(341,065)

OTHER INCOME (EXPENSE)

Interest expense	(153,629)	—	(156,670)	(123)

Total Other Income (Expense)	(153,629)	—	(156,670)	(123)

NET LOSS	$(279,392)	$(171,282)	$(332,210)	$(341,188)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.04)	$(0.54)	$(0.06)	$(1.08)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,817,266	317,266	5,560,360	317,266

The accompanying notes are an integral part of these condensed unaudited financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(332,210)	$(341,188)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Amortization of debt discount	150,000	—
Impairment of oil and gas properites	43,380	—
Depreciation, depletion, amortization
and accretion	32,608	168,895
Changes in operating assets and liabilities:

Prepaid expenses	—	2,625
Related-party receivables	(36)	—
Accounts payable and accrued expenses	(24,079)	(13,500)
Accounts payable and accrued expenses - related party	2,912	239,132

Net Cash (Used in) Provided by Operating Activities	(127,425)	55,964

INVESTING ACTIVITIES
Purchase of oil and gas properties	(150,000)	—
Capitalized exploration and development costs	—	(28,234)
Purchase of well operating equipment	—	(87,411)

Net Cash Used in Investing Activities	(150,000)	(115,645)

FINANCING ACTIVITIES
Proceeds from note payable - convertible	150,000	—
Proceeds from note payable	142,500	—
Preferred stock issued for cash	—	65,000

Net Cash Provided by Financing Activities	292,500	65,000

NET DECREASE IN CASH	15,075	5,319
CASH AT BEGINNING OF PERIOD	5	2,035

CASH AT END OF PERIOD	$15,080	$7,354

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$757	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITES

Sale of oil & gas properties for debt	$—	$379,453
Common stock issued in conversion of preferered stock	$6,500	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUPERNOVA ENERGY, INC.

Notes to (Unaudited) Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Supernova Energy, Inc. (“the Company”) is an oil and gas exploration and production company incorporated in the state of Nevada on June 22, 2009. On October 21, 2013 the Company elected to change its corporate name from Northumberland Resources, Inc. to Supernova Energy, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the June 30, 2015 financial statements.

NOTE 4 – OIL AND GAS PROPERTIES

On January 29, 2015, the registrant entered into a Drilling Agreement with an unrelated third party whereby the Company will pay $100,000 to drill the well and $50,000 to complete the well. In return the Company will receive a 100% working interest and an 87.5% net revenue interest in and to the aforementioned well

On January 28, 2015, the registrant entered into an Assignment of Oil & Gas Lease with an unrelated third party whereby the Company was assigned the entire 87.5% working interest in and to certain leaseholds in Russell County, Kentucky.

On June 25, 2015, the registrant entered into a Lease Deposit Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR a $5,000  deposit to place a 30 day hold on the Lease. Before the 30-day period expires, the registrant shall pay the balance of $135,000, for a total purchase price of $140,000 for the Lease. If the registrant does not pay the $135,000 before the expiration of the 30-day period, then the $5,000 deposit will be forfeited. This agreement has been verbally extended to June 26, 2016.

On June 25, 2015, the registrant entered into a Farmout Agreement (the “Agreement”) with OMR Drilling and Acquisition, LLC (“OMR”). Under the Agreement, OMR agrees to market up to eight new drill locations and maintain a minimum of 10% Net Revenue Interest for the registrant in each of the eight new drill locations. OMR further agrees to market one location that has a partially drilled dry well that could be deepened and will maintain a minimum of 15% Net Revenue Interest for the registration in this one location.

During the six months ended June 30, 2015 the Company impaired the value of it proven reserves and support equipment of $43,380.  Due to lower oil prices.

NOTE 5 – NOTES PAYABLE

During the six months ended June 30, 2015 the Company borrowed a total $142,500 from an unrelated third party pursuant to four note agreements The note bear interest at a rate ranging from 5% to 10% per annum and are due one year from the date of issuance.

NOTE 6 – NOTES PAYABLE - CONVERTIBLE

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2015. The note has been verbally extended for 6 months. The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share. As the conversion price is fixed the Company has determined there is no embedded financial derivative. The Company recorded beneficial conversion feature debt discount of $150,000 related to the conversion option. This debt discount has been fully amortized during the six months ended June 30, 2015 to interest expense.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

As of December 31, 2011, the Company owed $123 to a related party. On August 21, 2013 the Company borrowed an additional $5,000 from the related party, with principal due in full on August 21, 2014, along with an additional $500 in accrued interest. As of June 30, 2015 and December 31, 2014 the note is in default.

On November 20, 2014 the Company entered into a promissory note agreement with a related party. Pursuant to the terms of the note, the Company borrowed $15,000, which accrues interest at a rate of five percent per annum. The note is unsecured and is due in full, along with all accrued interest, on November 20, 2015.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock at a par value of $0.10. As of June 30, 2015 and December 31, 2014there were 809,400 and 874,400 shares of preferred stock issued and outstanding, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Compensation to Directors – The Company has entered into an employee contract with its sole officer and director for $2500 per month

Other Commitments – The Company has a consulting agreement with a third party whereby the consultant provides consulting services for a fee of $12,000 per month. In addition, the Company has an agreement with a third party investor relations firm whereby the firm provides investor relations services to the Company for a fee of $6,000 per month. These agreements were not renewed as of April 1st

Office Rent – The Company had an office lease agreement for $500 per month which was not renewed as of June 30, 2015.

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

 On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2016 The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share.

On January 29, 2015, The Company entered into an agreement to purchase an 87.5% working interest in a certain oil and gas lease for $150,000. The lease is located in Russell County, Kentucky and includes the drilling of one well. A well has been drill on the lease and completion shall occur with the next two months

On March 3, 2015 Supernova Energy was issued an operator license for the state of Kansas

On February 4, 2015 the 65,000 shares of our preferred stock was converted to 6,500,000 common shares

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.

On June 10, 2015 we borrowed $25,000 from an unrelated party with an interest rate of 8%. The loan is unsecured and due on demand.

On June 25, 2015, the registrant entered into a Lease Deposit Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR a $5,000   deposit to place a 30 day hold on the Lease. Before the 30-day period expires, the registrant shall pay the balance of $135,000, for a total purchase price of $140,000 for the Lease. If the registrant does not pay the $135,000 before the expiration of the 30-day period, then the $5,000 deposit will be forfeited. This agreement has been verbally extended to August 24 2015  The Company is currently negotiating a further extension of 30-90 days

On June 25, 2015, the registrant entered into a Farmout Agreement (the “Agreement”) with OMR Drilling and Acquisition, LLC (“OMR”). Under the Agreement, OMR agrees to market up to eight new drill locations and maintain a minimum of 10% Net Revenue Interest for the registrant in each of the eight new drill locations. OMR further agrees to market one location that has a partially drilled dry well that could be deepened and will maintain a minimum of 15% Net Revenue Interest for the registration in this one location.

Plan of Operation

Our plan of operations is to further develop our recent oil and gas acquisitions in Kansas and Kentucky and to carry out further exploration and acquisition in the oil and gas sectors. SPRN has upgraded the facilities on its acquired Mason, Keyes and Harrell D, Larrison, Sanders, and Asmussen leases with the objective to improve current oil and gas production. Supernova Energy has drill one well on its recently acquired Antle lease, in Kentucky and plans to farmout additional drilling on this lease. Supernova Energy plans to acquire addition properties in both Kentucky and Kansas.

Results of Operations for the Three Months Ended June 30, 2015

Revenues

We had revenues of $1,309 during the three months ending June 30, 2015, compared to $115,344 in revenues during the corresponding period in 2014. Our revenues decreased from 2015 to 2014 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

The Company has filed seven lawsuits against one of its oil lease operators charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived there from in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. No date has been set for a court hearing.

Expenses

We incurred operating expenses in the amount of $127,072 during the three months ended June 30, 2015, compared to $286,626 for the corresponding period in 2014. The 2015 operating expenses consisted primarily of $23,910 in general and administrative expenses such as office expenses,$36,067 in professional fees, $7,500 in lease operating expenses, $16,215 in depletion, depreciation, amortization, and accretion expenses and impairment of oil and gas properties of $43,380. The 2014 operating expenses consisted primarily of $21,983 in general and administrative expenses such as office expenses, $75,096 in professional fees, $67,792 in lease operating expenses and $121,755 in depletion, depreciation, amortization, and accretion expenses. We expect our operating costs to continue over the next 12 months.

Other Expenses

We incurred interest expense in the amount of $153,629 and $0 during the three months ended June 30, 2015 and 2014, respectively.

Net Loss

We incurred a net loss of $279,392 during the three months ended June 30, 2015, compared to a net loss of $171,282 during the corresponding period in 2014. This translates to a loss per share of $.04 and $.54  for the three months ended June 30, 2015 and 2014, respectively.

Results of Operations for the Six Months Ended June 30, 2015

Revenues

We had revenues of $2,544 during the three months ending June 30, 2015, compared to $138,423 in revenues during the corresponding period in 2014. Our revenues decreased from 2015 to 2014 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

The Company has filed seven lawsuits against one of its oil lease operators charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived there from in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. No date has been set for a court hearing.

Expenses

We incurred operating expenses in the amount of $178,084 during the three months ended June 30, 2015, compared to $479,488 for the corresponding period in 2014. The 2015 operating expenses consisted primarily of $45,111 in general and administrative expenses such as office expenses,$48,485 in professional fees, $8,500 in lease operating expenses, $32,608 in depletion, depreciation, amortization, and accretion expenses and impairment of oil and gas properties of $43,380. . The 2014 operating expenses consisted primarily of $32,930 in general and administrative expenses such as office expenses, $155,637 in professional fees, $122,026 in lease operating expenses and $168,895 in depletion, depreciation, amortization, and accretion expenses. We expect our operating costs to continue over the next 12 months.

Other Expenses

We incurred interest expense in the amount of $156,670 and $123 during the six months ended June 30, 2015 and 2014, respectively.

Net Loss

We incurred a net loss of $332,210 during the six months ended June 30, 2015, compared to a net loss of $341,188  during the corresponding period in 2014. This translates to a loss per share of $.06 and $1.08  for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2015 consisted of $15,080 in cash.

During the six months ended June 30, 2015 the Company borrowed a total $142,500 from an unrelated third party pursuant to four note agreements The note bear interest at a rate of varies from 5%-10% per annum and are due one year from the date of issuance.

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2016 The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share.

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

On June 25, 2015, the registrant entered into a Lease Deposit Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR a $5,000 deposit to place a 30 day hold on the Lease. Before the 30-day period expires, the registrant shall pay the balance of $135,000, for a total purchase price of $140,000 for the Lease. If the registrant does not pay the $135,000 before the expiration of the 30-day period, then the $5,000 deposit will be forfeited.

On June 25, 2015, the registrant entered into a Farmout Agreement (the “Agreement”) with OMR Drilling and Acquisition, LLC (“OMR”). Under the Agreement, OMR agrees to market up to eight new drill locations and maintain a minimum of 10% Net Revenue Interest for the registrant in each of the eight new drill locations. OMR further agrees to market one location that has a partially drilled dry well that could be deepened and will maintain a minimum of 15% Net Revenue Interest for the registration in this one location.

On January 5, 2015 we borrowed $22,500 from an unrelated party with an interest rate of 5% to be repaid January 5, 2016.

On January 29, 2015 we borrowed $75,000 from an unrelated party with an interest rate of 5% to be repaid January 29, 2016.

On January 29, 2015, the Company entered into a Promissory Note in the amount of $150,000 with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2016 The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share.

 On February 4, 2015 the 65,000 shares of our preferred stock was converted to 6,500,000 common shares

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.On June 10, 2015 we borrowed $25,000 from an unrelated party with an interest rate of 8%. The loan is unsecured and due on demand

On July 8, 2015 The Company has engaged David Lubin & Associates as our general legal counsel

As of June 30, 2015 The Company has changed its primary address to 265 Sunrise Hwy. ste. 1-276 Rockville Centre, New York 11570

The Company has filed seven lawsuits against one of its oil lease operators charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived there from in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. No date has been set for a court hearing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ending June 30, 2015 the Company has filed seven lawsuits against one of its oil lease operators in Kansas, charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived therefrom in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. The defendants have also failed to record the Company’s ownership in various leases. Supernova has taken steps to have this issue rectified.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFTEY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation of Supernova Energy, Inc.*

3.2	Bylaws of Supernova Energy, Inc.*

3.3	Certificate of Change with Nevada Secretary of State. Incorporated by reference in 8K filed 9/16/11.

10	Materials Contracts-leases and ThorFinn documents. Incorporated by reference in 10Q filed 5/21/12.

10.1	Purchase Agreement and Investors Rights Agreement with Thorfinn Partners. Incorporated by reference in 8K filed 5/02/12.

10.2	Property acquisitions. Incorporated by reference in 8K filed 10/03/11 and August 14, 2012.

10.3	Convertible Debenture September 26, 2011 Incorporated by reference in 10Q/a filed 11/25/11.

10.4	Addendum to ThorFinn Partners Purchase Agreement dated 3/19/13.

14.1	Code of Ethics, Corporate Charters and Governances. Incorporated by reference in 8K filed 5/02/12.

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 19, 2015

