Form 10-Q
period 2015-09-30
SUPERNOVA ENERGY, INC.
filed 2015-11-20
CIK 1486597

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 6,820,572 shares of common stock and 809,400 shares of preferred stock (with 100:1 conversion and voting rights) issued and outstanding as of November 20, 2015.

CERTIFICATIONS

Exhibit 31.1 Management Certification, Section 302
Exhibit 31.2 Management Certification, Section 302

Exhibit 32.1 Management Certification, Section 906

1

Item 1. Financial Statements.

SUPERNOVA ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

2

SUPERNOVA ENERGY, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,734	$5
Related-party receivables	608	572
Deposits	1,400	1,400
Total Current Assets	3,742	1,977

PROPERTY AND EQUIPMENT
Oil and gas properties (full cost method)
Proved	626,397	626,397
Unproved	546,325	396,325
Support equipment	267,631	267,631
Total property, plant and equipment	1,440,353	1,290,353
Accumulated depletion, depreciation, and impairment	(1,290,353)	(818,040)
Total oil and gas properties, net	150,000	472,313
TOTAL ASSETS	$153,742	$474,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,760	$279,348
Accounts payable and accrued expenses, related parties	140,412	137,500
Notes payable	142,500	—
Note payable - convertible	150,000	—
Notes payable - related parties	20,123	20,123
Total Current Liabilities	727,795	436,971

LONG TERM LIABILITIES
Asset retirement obligations, net	157,752	157,752

TOTAL LIABILITIES	885,547	594,723

STOCKHOLDERS' DEFICIT
Preferred stock, 2,000,000 shares authorized at par value of $0.10;
809,400 and 874,400 shares issued and outstanding, respectively	80,940	87,440
Common stock, 198,000,000 shares authorized at
par value of $0.001;6,820,572 and 320,572
shares issued and outstanding, respectively	6,817	317
Additional paid-in capital	2,709,137	2,559,137
Accumulated deficit	(3,528,699)	(2,767,327)
Total Stockholders' Deficit	(731,805)	(120,433)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$153,742	$474,290

The accompanying notes are an integral part of these unaudited financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$1,209	$54,942	$3,753	$193,366

OPERATING EXPENSES

Depletion, depreciation, amortization
and accretion expense	—	67,081	32,608	235,976
Lease operating expenses	2,500	22,420	11,000	144,446
Professional fees	20,530	57,055	69,015	212,692
Impairment of oil and gas properties	396,325	—	439,705	—
General and administrative expenses	6,950	10,468	52,061	42,455

Total Operating Expenses	426,305	157,024	604,389	635,569

NET LOSS FROM OPERATIONS	(425,096)	(102,082)	(600,636)	(442,203)

OTHER INCOME (EXPENSE)

Interest expense	(4,064)	—	(160,736)	(123)

Total Other Income (Expense)	(4,064)	—	(160,736)	(123)

LOSS BEFORE INCOME TAXES	(429,160)	(102,082)	(761,372)	(442,326)

NET LOSS	$(429,160)	$(102,082)	$(761,372)	$(442,326)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.06)	$(0.32)	$(0.13)	$(1.39)

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,817,266	317,266	5,983,933	317,266

The accompanying notes are an integral part of these condensed unaudited financial statements

SUPERNOVA ENERGY, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(761,372)	$(442,326)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	150,000	—
Impairment of oil and gas properties	439,705	—
Depreciation, depletion, amortization
and accretion	32,608	235,976
Changes in operating assets and liabilities:

Prepaid expenses	—	3,314
Related-party receivables	(36)	—
Accounts payable and accrued expenses	(4,588)	226,519
Accounts payable and accrued expenses - related party	2,912	27,500

Net Cash Used in Operating Activities	(140,771)	50,983

INVESTING ACTIVITIES
Capitalized exploration and development costs	—	(28,234)
Purchase of well operating equipment	—	(87,412)

Net Cash Used in Investing Activities	—	(115,646)

FINANCING ACTIVITIES
Proceeds from note payable	142,500	—
Preferred stock issued for cash	—	65,000

Net Cash Provided by Financing Activities	142,500	65,000

NET DECREASE IN CASH	1,729	337
CASH AT BEGINNING OF PERIOD	5	2,035

CASH AT END OF PERIOD	$1,734	$2,372

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$757	$—
Income Taxes	$—	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES	$—	$—

Sale of oil & gas properties	$—	$379,453
Common stock issued in conversion of preferred stock	$6,500	$—
Cash paid by lender in oil and gas property purchase	$150,000	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SUPERNOVA ENERGY, INC.

Notes to Unaudited Financial Statements

NOTE 1 – NATURE OF BUSINESS

Supernova Energy, Inc. (“the Company”) is an oil and gas exploration and production company incorporated in the state of Nevada on June 22, 2009. On October 21, 2013 the Company elected to change its corporate name from Northumberland Resources, Inc. to Supernova Energy, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the September 30, 2015 financial statements.

NOTE 4 – OIL AND GAS PROPERTIES

On January 29, 2015, the registrant entered into a Drilling Agreement with an unrelated third party whereby the Company will pay $100,000 to drill the well and $50,000 to complete the well. In return the Company will receive a 100% working interest and an 87.5% net revenue interest in and to the aforementioned well. During the six months ended June 30, 2015 the $50,000 paid for drilling costs was repaid to the Company/

On January 28, 2015, the registrant entered into an Assignment of Oil & Gas Lease with an unrelated third party whereby the Company was assigned the entire 87.5% working interest in and to certain leaseholds in Russell County, Kentucky.

During the nine months ended September 30, 2015, the Company impaired the value of its proven and unproven reserves and support equipment of $439,705  due to lower oil prices.

NOTE 5 – NOTES PAYABLE

During the nine months ended September 30, 2015 the Company borrowed a total $142,500 from an unrelated third party pursuant to four note agreements The note bear interest at a rate of 5% per annum and are due one year from the date of issuance..

NOTE 6 – NOTES PAYABLE - CONVERTIBLE

On January 29, 2015, the Company entered into a  Promissory Note in the amount of $150,000  with an unrelated third party whereby the Company will pay interest in the amount of 10% annually and the note is due June 29, 2015. The proceeds were paid directly to the third party. The lender has the option to convert any remaining outstanding balance after the due date to preferred shares of the registrant at the price of $1.00 per share. As the conversion price is fixed the Company has determined there is no embedded financial derivative.  The Company recorded beneficial conversion feature debt discount of $150,000 related to the conversion option. This debt discount has been fully amortized during the nine months ended September 30, 2015 to interest expense. The Note is currently in default.

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

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 2,000,000 shares of preferred stock at a par value of $0.10. As of September 30, 2015 and December 31, 2014, there were 809,400 and 874,400 shares of preferred stock issued and outstanding, respectively.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Compensation to Directors – The Company has entered into an employee contract with its sole officer and director for $2500 per month

Other Commitments – The Company has a consulting agreement with a third party whereby the consultant provides consulting services for a fee of $12,000 per month. In addition, the Company has an agreement with a third party investor relations firm whereby the firm provides investor relations services to the Company for a fee of $6,000 per month. These agreements were not renewed as of April 1st.

Office Rent - The Company had an office lease agreement for $500 per month which was not renewed as of June 30, 2015.

NOTE 10 – SUBSEQUENT EVENTS

On September 1, 2015 we borrowed $135,000 from an unrelated 3rd party with an interest rate of 5%. to be repaid on September 1, 2016.  The proceeds were not funded until October 5, 2015.

On September 30, 2015 we borrowed $50,000 from a unrelated 3rd party with an interest rate of 5% to be repaid on September 30, 2016.   The proceeds were not funded until October 5, 2015.

On October 5, 2015, the registrant entered into a Lease and Well Purchase Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR $135,000 to purchase a 50% working interest and a 37.5% net revenue interest on the Monroe Lease with three wells located in Monroe County. OMR agreed to carry the registrant’s share of the operation and maintenance expenses associated with the operation of the three wells for the first twelve months of the registrant’s ownership.

On October 9, 2015 the Company entered into a settlement agreement with Lasso Energy LLC to settle multiple lawsuits filed by our Company. Our Company paid a total of $41,500 for he transfer of title and operations I the following leases: Anderson lease 8.375% working interest and lease operation, Dannebohm lease 72% working interest and lease operations, Sanders lease 30% working interest and lease operations, Harrel D, Thompson, Keyes A, Keyes B, Larrison, Mason leases 30% working interest and lease operations, Asmussen Lease 27% working interest and lease operation. OTE 12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On January 29, 2015, The Company entered into an agreement to purchase an 87.5% working interest in a certain oil and gas lease for $150,000. The lease is located in Russell County, Kentucky and includes the drilling of one well. A well has been drill on the lease and completion shall occur with the next two months.

On March 3, 2015 Supernova Energy was issued an operator license for the state of Kansas.

On February 4, 2015 the 65,000 shares of our preferred stock was converted to 6,500,000 common shares.

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.

On June 10, 2015 we borrowed $25,000 from an unrelated party with an interest rate of 8%. The loan is unsecured and due on demand.

On June 25, 2015, the registrant entered into a Lease Deposit Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR a $5,000 deposit to place a 30 day hold on the Lease. Before the 30-day period expires, the registrant shall pay the balance of $135,000, for a total purchase price of $140,000 for the Lease. If the registrant does not pay the $135,000 before the expiration of the 30-day period, then the $5,000 deposit will be forfeited. This agreement has been verbally extended to November 24, 2015 The Company is currently negotiating a further extension of 30 days

On June 25, 2015, the registrant entered into a Farmout Agreement (the “Agreement”) with OMR Drilling and Acquisition, LLC (“OMR”). Under the Agreement, OMR agrees to market up to eight new drill locations and maintain a minimum of 10% Net Revenue Interest for the registrant in each of the eight new drill locations. OMR further agrees to market one location that has a partially drilled dry well that could be deepened and will maintain a minimum of 15% Net Revenue Interest for the registration in this one location.

On September 1, 2015 we borrowed $135,000 from an unrelated 3rd party with an interest rate of 5%. to be repaid on September 1, 2016. The proceeds were not funded until October 5, 2015

On September 9, 2015, the Company terminated the services of its transfer agent, Quicksilver Transfer Agent and appointed Action Stock Transfer as its new transfer agent.

On September 30, 2015 we borrowed $50,000 from a unrelated 3rd party with an interest rate of 5% to be repaid on September 30, 2016. The proceeds were not funded until October 5, 2015.

On October 5, 2015, the registrant entered into a Lease and Well Purchase Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR $135,000 to purchase a 50% working interest and a 37.5% net revenue interest on the Monroe Lease with three wells located in Monroe County. OMR agreed to carry the registrants share of the operation and maintenance expenses associated with the operation of the three wells for the first twelve months of the registrants ownership.

On October 9, 2015. A settlement agreement was closed. The agreement satisfied all claims. As part of the settlement our Company paid $41,500 for the transfer of operations and assignments of the following lease: Anderson lease 8.375% working interest and lease operation, Dannebohm lease 72% working interest and lease operations, Sanders lease 30% working interest and lease operations, Harrel D, Thompson, Keyes A, Keyes B, Larrison, Mason leases 30% working interest and lease operations, Asmussen Lease 27% working interest and lease operation. Supernova has transfers a 23% working interest to Lasso Energy LLC.

On October 9 2015 a settlement agreement was closed between Supernova Energy and Lasso Energy LLC as a result of the settlement agreement and the transfer of ownership from Supernova Energy now holds a combined working interest on the following on leases in Kansas. Barton County – Anderson lease 8.375%, Dannebohn lease

95% working interest, Stafford County - Sanders lease 65% working interest. Butler County – Asmussen 39.5% working interest. Pratty County – Harrel D, Larrison #2, Mason #2, Keyes A, Keys B, Thompson 100% working interest. The Company will assess the leases for viability and determine costs to bring producing online.

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

Results of Operations for the Three Months Ended September 30, 2015

Revenues

We had revenues of $1,209 during the three months ending September 30, 2015, compared to $54,952 in revenues during the corresponding period in 2014. Our revenues decreased from 2015 to 2014 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

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

Expenses

We incurred operating expenses in the amount of $426,305 during the three months ended September 30, 2015, compared to $157,024  for the corresponding period in 2014. The 2015 operating expenses consisted primarily of $6,950 in general and administrative expenses such as office expenses,$20,530 in professional fees, $2,500 in lease operating expenses, $0  in depletion, depreciation, amortization, and accretion expenses, asset retirement obligations are $0 as it has been fully accreted and impairment of oil and gas properties of $396,325. The 2014 operating expenses consisted primarily of $10,468 in general and administrative expenses such as office expenses, $57,055 in professional fees, $22,420 in lease operating expenses and $67,081 in depletion, depreciation, amortization, and accretion expenses. We expect our operating costs to continue over the next 12 months.

Other Expenses

We incurred interest expense in the amount of $4,064 and $0 during the three months ended September 30, 2015 and 2014, respectively.

Net Loss

We incurred a net loss of $429,160 during the three months ended September 30, 2015, compared to a net loss of $102,082 during the corresponding period in 2014. This translates to a loss per share of $.06  and $.32 for the three months ended September 30, 2015 and 2014, respectively.

Results of Operations for the Nine Months Ended September 30, 2015

Revenues

We had revenues of $3,753 during the nine months ending September 30, 2015, compared to $193,366 in revenues during the corresponding period in 2014. Our revenues decreased from 2015 to 2014 due primarily to decreased production from our proven wells during the period. Revenues were from oil and gas production occurring at previously purchased property sites.

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

Expenses

We incurred operating expenses in the amount of $604,389 during the nine months ended September 30, 2015, compared to $635,569 for the corresponding period in 2014. The 2015 operating expenses consisted primarily of $52,061 in general and administrative expenses such as office expenses,$69,015 in professional fees, $11,000 in lease operating expenses, $32,608 in depletion, depreciation, amortization, and accretion expenses and impairment of oil and gas properties of $439,705 . The 2014 operating expenses consisted primarily of $42,455 in general and administrative expenses such as office expenses, $212,692in professional fees, $144,446 in lease operating expenses and $235,976 in depletion, depreciation, amortization, and accretion expenses. We expect our operating costs to continue over the next 12 months.

Other Expenses

We incurred interest expense in the amount of $160,7360 and $123 during the nine months ended September 30, 2015 and 2014, respectively.

Net Loss

We incurred a net loss of $761,372 during the nine months ended September 30, 2015, compared to a net loss of $442,326 during the corresponding period in 2014. This translates to a loss per share of $.13 and $1.39 for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2015 consisted of $1,734 in cash.

During the nine months ended September 30, 2015 the Company borrowed a total $142,500 from an unrelated third party pursuant to four note agreements The note bear interest at a rate of varies from 5%-10% per annum and are due one year from the date of issuance.

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

On June 25, 2015, the registrant entered into a Lease Deposit Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR a $5,000 deposit to place a 30 day hold on the Lease. Before the 30-day period expires, the registrant shall pay the balance of $135,000, for a total purchase price of $140,000 for the Lease. If the registrant does not pay the $135,000 before the expiration of the 30-day period, then the $5,000 deposit will be forfeited. This agreement has been verbally extended to November 24, 2015 The Company is currently negotiating a further extension of 30-90 days

On June 25, 2015, the registrant entered into a Farmout Agreement (the “Agreement”) with OMR Drilling and Acquisition, LLC (“OMR”). Under the Agreement, OMR agrees to market up to eight new drill locations and maintain a minimum of 10% Net Revenue Interest for the registrant in each of the eight new drill locations. OMR further agrees to market one location that has a partially drilled dry well that could be deepened and will maintain a minimum of 15% Net Revenue Interest for the registration in this one location.

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

On February 4, 2015 the 65,000 shares of our preferred stock was converted to 6,500,000 common shares

On March 4, 2015 we borrowed $20,000 from an unrelated party with an interest rate of 5% to be repaid March 4, 2016.On June 10, 2015 we borrowed $25,000 from an unrelated party with an interest rate of 8%. The loan is unsecured and due on demand

As of September 30, 2015 The Company has changed its primary address to 265 Sunrise Hwy. ste. 1-276 Rockville Centre, New York 11570

On September 1, 2015 we borrowed $135,000 from an unrelated 3rd party with an interest rate of 5%. To be repaid on September 1, 2016. The proceeds were not funded until October 5, 2015.

On September 9, 2015, the Company terminated the services of its transfer agent, Quicksilver Transfer Agent and appointed Action Stock Transfer as its new transfer agent.

On September 30, 2015 we borrowed $50,000 from a unrelated 3rd party with an interest rate of 5% To be repaid on September 30, 2016 On September. The proceeds were not funded until October 5, 2015.

On October 5, 2015, the registrant entered into a Lease and Well Purchase Agreement (the “Lease”) with OMR Drilling and Acquisition, LLC. Under the Lease, the registrant will pay OMR $135,000 to purchase a 50% working interest and a 37.5% net revenue interest on the Monroe Lease with three wells located in Monroe County. OMR agreed to carry the registrants share of the operation and maintenance expenses associated with the operation of the three wells for the first twelve months of the registrants ownership.

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

The above Lawsuits have been settled out of court. A settlement agreement was closed on October 9, 2015. The agreement satisfied all claims. As part of the settlement our Company paid $41,500 for the transfer of operations and assignments of the following lease: Anderson lease 8.375% working interest and lease operation, Dannebohm lease 72% working interest and lease operations, Sanders lease 30% working interest and lease operations, Harrel D, Thompson, Keyes A, Keyes B, Larrison, Mason leases 30% working interest and lease operations, Asmussen Lease 27% working interest and lease operation. Supernova has transfers a 23% working interest to Lasso Energy LLC as

On October 9 2015 a settlement agreement was closed between Supernova Energy and Lasso Energy LLC as a result of the settlement agreement and the transfer of ownership from Supernova Energy now holds a combined working interest on the following on leases in Kansas. Barton County – Anderson lease 8.375%, Dannebohn lease 95% working interest, Stafford County - Sanders lease 65% working interest. Butler County – Asmussen 39.5% working interest. Pratty County – Harrel D, Larrison #2, Mason #2, Keyes A, Keys B, Thompson 100% working interest. The Company will assess the leases for viability and determine costs to bring producing online.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2015, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ending September 30, 2015 the Company has filed seven lawsuits against one of its oil lease operators in Kansas, charging that during the time period that the Defendants operated oil and gas leases on behalf of the Company, the operator failed and refused to timely submit a complete accounting detailing expenses incurred incident its operations of the oil and gas lease and income derived therefrom in question. That during the time period the Defendants operated the oil and gas leases, Defendants received all income attributed to the interest of the Plaintiff’s ownership interest in and to the oil and gas leases and have failed and refused to account to the Plaintiff for income received. The defendants have also failed to record the Company’s ownership in various leases. Supernova has taken steps to have this issue rectified.

The above Lawsuits have been settled out of court. A settlement agreement was closed on October 9, 2015. The agreement satisfied all claims and lead to the transfer of operations and assignments of multiple leases.

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

November 20, 2015

